Form 10QSB
period 2000-03-31
ASSET SERVICING CORP
filed 2000-05-11
CIK 1088401

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                      March 31, 2000

Commission file number:                     333-80429

                           Asset Servicing Corporation
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                    75-2823489
----------------------                                           ----------
(State of Incorporation)                                        (IRS ID No.)


                709-B West Rusk, Suite 580, Rockwall, Texas         75087
      ----------------------------------------------------------- --------
               (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: 214-212-2307

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].


Shares of common stock outstanding at March 31, 2000:

                                                      262,100

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.          Financial Statements                            1 - 4

         Item  2.          Managements's Discussion and Analysis
                           of Financial Condition and Results of

                           Operations                                      5


PART II - OTHER INFORMATION                                                6



                           ASSET SERVICING CORPORATION

                                 BALANCE SHEETS

                      March 31, 2000 and December 31, 1999



                                ASSETS

                                                                              March 31, 1999     Dec 31, 1999
                                                                            ------------------------------------

    CURRENT ASSETS:
        Cash                                                                        $30,485                $116

    PROPERTY AND EQUIPMENT:
        Leased equipment (net of accumulated depreciation of $208)                    9,791

                                                                            ----------------    ----------------

    TOTAL ASSETS                                                                    $40,276                $116
                                                                            ================    ================




                 LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES

         Accounts payable                                                            $1,073              $2,636
         Advances from affiliate                                                      2,234               2,991
         Lease deposits                                                                 416
                                                                            ----------------    ----------------
    TOTAL CURRENT LIABILITIES                                                         3,723               5,627

    STOCKHOLDERS' EQUITY
        Common stock, $0.001 par value                                                  262                 200
        Additional paid-in-capital                                                   64,338               2,300
        Accumulated Deficit                                                         (28,047)             (8,011)
                                                                            ----------------    ----------------
            Total Stockholders' Equity                                               36,553              (5,511)
                                                                            ----------------    ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $40,276                $116
                                                                            ================    ================




                           ASSET SERVICING CORPORATION

                             STATEMENT OF OPERATIONS
                   Three months ended March 31, 2000 and 1999


                                                              Three months        Three months
                                                                  ended               ended
                                                               March 31, 2000    March 31, 1999
                                                             ------------------------------------

    REVENUE:                                                            $416                  $0

    OPERATING EXPENSE:
        Filing fees                                                    5,760                   0
        Professional fees                                              8,600                   0
        Promotion                                                      5,000                   0
        General and administrative                                     1,092                   0
                                                             ----------------    ----------------
            Total Operating Expense                                   20,452                   0

                                                             ----------------    ----------------

    NET LOSS                                                        ($20,036)                 $0
                                                             ================    ================


    Weighted average shares outstanding                              200,000             200,000
                                                             ================    ================

    LOSS PER SHARE                                                    ($0.10)              $0.00
                                                             ================    ================





                           ASSET SERVICING CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

             Period from inception (May 27, 1998) to March 31, 2000



                                                Common                    Paid In      Accumulated
                                        Shares           Amount           Capital        Deficit              Total
                                    --------------------------------------------------------------    ----------------

   Balance,
           May 27, 1998
           (date of inception)                  -0-             -0-           -0-             -0-                 -0-

   Shares issued on May 29, 1998 for:

              Services                      160,000             160         1,840                               2,000
              Cash                           40,000              40           460                                 500

   Net Loss                                                                                (2,323)             (2,323)

                                    --------------------------------------------------------------    ----------------
   Balance

           December 31, 1998                200,000            $200        $2,300         ($2,323)               $177
                                    ==============================================================    ================


   Net Loss                                                                                                    (5,688)

                                    --------------------------------------------------------------    ----------------
   Balance

           December 31, 1999                200,000             200         2,300          (2,323)             (5,511)
                                    ==============================================================    ================


   Sale of common stock                                      62,100            62          62,038              62,100

   Net Loss                                                                                                   (20,036)

                                    --------------------------------------------------------------    ----------------
   Balance

           March 31, 2000                   200,000          62,300         2,362          59,715              36,553
                                    ==============================================================    ================



                           ASSET SERVICING CORPORATION

                             STATEMENT OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999




                                                                      Three months      Three months
                                                                        ended               ended
                                                                     March 31, 2000    March 31, 1999
                                                                   ------------------------------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                           ($20,036)                 $0
       Adjustments to reconcile net loss to net
               cash (used) by operating activities:
                   Items not requiring cash - depreciation                     208
                   Decrease in current liabilities                          (1,904)
                   Rounding                                                      1
                                                                   ----------------    ----------------
   NET CASH (USED) BY OPERATING ACTIVITIES:                                (21,731)                  0


   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of assets to lease                                         (10,000)                  0

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Sale of common stock                                                 62,100                   0

                                                                   ----------------    ----------------

   NET INCREASE IN CASH                                                    $30,369                  $0

   CASH, BEGINNING OF PERIOD                                                   116                 177
                                                                   ----------------    ----------------

   CASH, END OF PERIOD                                                     $30,485                $177
                                                                   ================    ================

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Registrant filed a registration statement on Form SB-1 with the Securities and Excahgne Commission which became effective on January 24, 2000. The Registrant has been raising funds under that registration statement and as of March 31, 2000 has sold 62,100 shares at $1.00 per share. As of May 8, 2000, the Registrant had sold 87,425 shares. Under this offering, the Registrant was authorized to sell a minimum of 50,000 shares and a maximum of 1,000,000 shares at $1.00 per share.

In March 2000, the Registrant raised the minimum amount under its registration statement and broke escrow. Also in March 2000, the Registrant entered into its first lease whereby its operations according to its initial public offering commenced. The terms of the lease effectively give a 32% return on the monies put out. The Registrant is engaged in the leasing of manufacturing and transportation equipment to businesses. The focus is on businesses who in our judgement are financially sound but who might have a difficult time getting financing at a bank or other traditional sources. The Registrant leases to these type of businesses since a higher lease rate can be charged than to businesses with unblemished credit histories. We will concentrate on equipment and vehicles that are an integral part of the business which will help further to secure our financial position and secure our payment stream.

The Registrant is also seeking to obtain a line of credit or guarantee on a line of credit in order to increase the amount of capital available to it to make leases and provide a greater return on its equity and therefore a greater return to its shareholders.

There have been no economic events or changes that have affected the Registrant, for better or worse, to attract capital and there are no economic trends or uncertainties that the Registrant expects will have a material impact on whether it can attract capital in the future. The market for lease financing still is strong and there are not signs that the economy is slowing to affect that market.

Liquidity

The Registrant has liquid assets of $30,485 which it has left from the monies raised under its registration statement. The Registrant is in a liquid position and will continue to raise monies under its registration statement in order to make additional leases and for return on its capital.

The Registrant has minimal expenses and no commitments.

Capital Resources

The Registrant's capital resources have been generated from the sale of stock under its registration statement that became effective January 24, 2000, and from the lease of equipment according to its plan of business.

The Registrant is in the middle of a stock offering under its SB-1 registration statement which became effective during the quarter.

There were no plans or requirements for purchase of capital items during the quarter for company purposes. The Registrant does not foresee any material capital purchase in the coming twelve months.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

                  The Company is not involved in any legal proceedings.

Item  2.     Changes in Securities.

                  Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

                  Registrant  has  no  senior   securities  and  accordingly  no
defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  Registrant submitted no matters to a vote of security holders.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Asset Servicing Corporation
                                                     ---------------------------
                                                      (Registrant)


                                                     BY:  /s/  Charles Smith
                                                          ---------------------
                                                               Charles Smith
                                                     Its: Secretary

DATE:   May 9, 2000
        Rockwall, Texas