Form 10QSB
period 2000-06-30
ASSET SERVICING CORP
filed 2000-08-11
CIK 1088401

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:              June 30, 2000

Commission file number:             333-80429

                           Asset Servicing Corporation
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                  75-2823489
 ----------------------                                        ----------
(State of Incorporation)                                      (IRS ID No.)


                709-B West Rusk, Suite 580, Rockwall, Texas        75087
      ----------------------------------------------------------- ----------
               (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: 214-212-2307

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x ] No [ ].


Shares of common stock outstanding at June 30, 2000:

                                                      297,000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements                                  1 - 4

Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations      5 - 6


PART II - OTHER INFORMATION                                             7



                           ASSET SERVICING CORPORATION

                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999



                                     ASSETS

                                                                    June 30, 2000     Dec 31, 1999
                                                                 ------------------------------------

CURRENT ASSETS:
    Cash                                                                  $2,109                $116
    Accounts receivable - trade                                            2,290
    Other receivables                                                     25,000
                                                                 ----------------    ----------------
    Total current assets                                                 $29,399                $116

PROPERTY AND EQUIPMENT:
    Equipment (net of accumulated depreciation of $2540)                  23,899

                                                                 ----------------    ----------------

TOTAL ASSETS                                                             $53,298                $116
                                                                 ================    ================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
     Accounts payable                                                     $1,073              $2,636
     Lease deposits                                                          416
                                                                 ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                  1,489               2,636

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                           297                 200
    Additional paid-in-capital                                            99,203               2,300
    Accumulated Deficit                                                  (47,691)             (8,011)
                                                                 ----------------    ----------------
        Total Stockholders' Equity                                        51,809              (5,511)
                                                                 ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $53,298             ($2,875)
                                                                 ================    ================







                           ASSET SERVICING CORPORATION

                             STATEMENT OF OPERATIONS
                    Three months ended June 30, 2000 and 1999


                                                       Three months        Three months
                                                           ended               ended
                                                       June 30, 2000       June 30, 1999
                                                      ------------------------------------

REVENUE:                                                       $2,290                  $0

OPERATING EXPENSE:
    General and administrative                                 19,604                   0
    Depreciation                                                2,331                   0
                                                      ----------------    ----------------
        Total Operating Expense                                21,935                   0

                                                      ----------------    ----------------

NET LOSS                                                     ($19,645)                 $0
                                                      ================    ================


Weighted average shares outstanding                           297,000             200,000
                                                      ================    ================

LOSS PER SHARE                                                 ($0.07)              $0.00
                                                      ================    ================






                           ASSET SERVICING CORPORATION

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
              Period from inception (May 27, 1998) to June 30, 2000




                                                 Common                 Paid In      Accumulated
                                        Shares            Amount        Capital        Deficit            Total
                                 --------------------------------------------------------------    ----------------

Balance,
        May 27, 1998
        (date of inception)                  -0-             -0-           -0-             -0-                 -0-

Shares issued on May 29, 1998 for:
           Services                      160,000             160         1,840                               2,000
           Cash                           40,000              40           460                                 500

Net Loss                                                                                (2,323)             (2,323)

                                 --------------------------------------------------------------    ----------------
Balance
        December 31, 1998                200,000            $200        $2,300         ($2,323)               $177
                                 ==============================================================    ================


Net Loss                                                                                (5,688)             (5,688)

                                 --------------------------------------------------------------    ----------------
Balance
        December 31, 1999                200,000             200         2,300          (8,011)             (5,511)
                                 ==============================================================    ================


Sale of common stock                                          97        96,903                              97,000

Net loss - March 31, 2000                                                              (20,035)            (20,035)
Net Loss - June 30, 2000                                                               (19,645)            (19,645)

                                 --------------------------------------------------------------    ----------------
Balance
        March 31, 2000                   200,000             297        99,203         (47,691)             51,809
                                 ==============================================================    ================





                           ASSET SERVICING CORPORATION

                             STATEMENT OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999




                                                                   Three months        Three months
                                                                       ended               ended
                                                                   June 30, 2000       June 30, 1999
                                                                  ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             ($19,645)                 $0
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - depreciation                     2,331
                Increase in current assets                                (27,290)
                Decrease in current liabilities                            (2,234)
                Rounding
                                                                  ----------------    ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                  (46,838)                  0


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                                 (16,438)                  0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                   34,900                   0

                                                                  ----------------    ----------------

NET INCREASE IN CASH                                                     ($28,376)                 $0

CASH, BEGINNING OF PERIOD                                                  30,485                 177
                                                                  ----------------    ----------------

CASH, END OF PERIOD                                                        $2,109                $177
                                                                  ================    ================


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Registrant filed a registration statement on Form SB-1 with the Securities and Exchange Commission which became effective on January 24, 2000. The Registrant raised funds under that registration statement and as of June 30, 2000 has sold 97,000 shares at $1.00 per share. Under this offering, the Registrant was authorized to sell a minimum of 50,000 shares and a maximum of 1,000,000 shares at $1.00 per share.

In May 2000, the Registrant cut of its offering under its registration statement and used funds it had raised to enter into leases which generate an effective 32% return on the monies put out.

The Registrant is engaged in the leasing of manufacturing and transportation equipment to businesses.

During the period, the Registrant became aware that the capital it needed to grow its business was not readily available to it and decided to look for a company or companies it could partner with in order to establish lines of credit or facilitate funding to grow its business.

Liquidity

The Registrant has liquid assets of $2,109 and total current assets of $4,399.

The Registrant has minimal expenses and no commitments.

Capital Resources

The Registrant's capital resources have been generated from the sale of stock under its registration statement that became effective January 24, 2000, and from the lease of equipment according to its plan of business.

The Registrant raised $97,000 under a stock offering under its SB-1 registration statement which became effective during the first quarter.

There were no plans or requirements for purchase of capital items during the quarter for company purposes. The Registrant does not foresee any material capital purchase in the coming twelve months.

Subsequent events

In the process of looking for a company to partner with, the Registrant became aware of a company which had some exciting technology for the providing total cashless management systems for entertainment parks and other entertainment venues and merged with that company believing it to be in the best interest of the stockholders.

Under the merger agreement which was effective in July, after the period being reported on, the Registrant forward split its stock eight for one and merged with Park Pass.com, Inc., issuing 19,495,000 shares to the shareholders of Park Pass.com, Inc. The name of the Company has been changed to Omni Park Pass, Inc.

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

                  Registrant submitted no matters to a vote of security holders during the period being reported on. However, the Registrant submitted the matter of the merger with Park Pass.com, Inc. to its stockholders on July 21, 2000 which authorized the following:

                  a) forward split the stock eight for one with a July 11, 2000 record date

                  b) Issued 19,495,000 shares to the shareholders of Park Pass.com, Inc., and

                  c)   changed the name to Omni Park Pass, Inc.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  Registrant filed a Form 8-K to announce the completion of its SB-1 public offering in May. In addition, the Registrant subsequent to the period being reported on, filed an 8-K reporting the merger with Park Pass.com, Inc. and the change in control of the Registrant.

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

DATE:   August 9, 2000
        Rockwall, Texas