Form 10QSB
period 2000-09-30
OMNI PARK PASS COM INC
filed 2000-11-20
CIK 1088401

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                   September 30, 2000

Commission file number:                     333-80429

           Omni Park Pass, Inc. (formerly Asset Servicing Corporation)
          ------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                     75-2823489
- ----------------------                                          ----------
(State of Incorporation)                                         (IRS ID No.)


                709-B West Rusk, Suite 580, Rockwall, Texas        75087
               --------------------------------------------       --------
               (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: 972-387-3376

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].


Shares of common stock outstanding at September 30, 2000:

                                                    22,391,000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements                                   1 - 5

Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations       6


PART II - OTHER INFORMATION                                              8



OMNI PARK PASS, INC.
BALANCE SHEET
SEPTEMBER 30, 2000

--------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                                             $ 16,897
  Accounts recivable - trade                                                          3,331
  Other current assets                                                               28,390
                                                                        --------------------
    Total current assets                                                             48,618

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation of $ 1,081                                                            23,417

LICENSE AND SOFTWARE                                                              2,500,000
                                                                        --------------------

TOTAL                                                                           $ 2,572,035
                                                                        ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other accrued liabilities                                    $ 3,810
  Accounts payable - shareholder                                                     17,642
                                                                        --------------------
    Total current liabilities                                                        21,452

STOCKHOLDERS' EQUITY
  Common stock $0.001 par value, authorized 50,000,000 shares;
     issued and outstanding, 22,391,000 shares                                       22,391
  Additional paid in capital                                                      2,582,917
  Accumulated deficit                                                               (54,725)
                                                                        --------------------

               Stockholders' equity                                               2,550,583
                                                                        --------------------

TOTAL                                                                           $ 2,572,035
                                                                        ====================









See notes to financial statements.

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



REVENUE                                                     $             6,636

OPERATING EXPENSES
  General and administrative                                             27,981
  Depreciation                                                            1,081
                                                            --------------------
    Total operating expenses                                             29,062

NET LOSS                                                    $           (22,426)
                                                            ====================

WEIGHTED AVERAGE SHARES OUTSTANDING                                  22,391,000
                                                            ====================

LOSS PER SHARE                                              $             (0.00)
                                                            ====================












See notes to financial statements.

OMNI PARK PASS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM DECEMBER 15, 1999 (INCEPTION) TO SEPTEMBER 30, 2000
--------------------------------------------------------------------------------



REVENUE                                                    $             6,636

OPERATING EXPENSES
  General and administrative                                            60,280
  Depreciation                                                           1,081
                                                           --------------------
    Total operating expenses                                            61,361

NET LOSS                                                   $           (54,725)
                                                           ====================

WEIGHTED AVERAGE SHARES OUTSTANDING                                 20,460,333
                                                           ====================

LOSS PER SHARE                                             $             (0.00)
                                                           ====================









See notes to financial statements.




OMNI PARK PASS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 15, 1999 (INCEPTION) TO SEPTEMBER 30, 2000
---------------------------------------------------------------------------------------------------------------------------

                                                                              Additional
                                             Outstanding       Common          Paid In         Retained
                                               Shares           Stock          Capital         Earnings          Total


  Issuance of common stock (inception)          4,500,000               -   $        1,000   $           -   $       1,000

  Four for one stock split                     13,500,000               -                -               -               -

  Subscribed shares                                     -               -           50,000               -          50,000

  Net loss                                                                                         (32,299)        (32,299)
                                            --------------  --------------  ---------------  --------------  --------------

BALANCE, JUNE 30, 2000                         18,000,000               -   $       51,000   $     (32,299)  $      18,701
                                            ==============  ==============  ===============  ==============  ==============

  Issuance of subscribed shares                    50,000               -                -               -               -

  Purchase of treasury shares                    (840,000)              -          (17,500)              -         (17,500)

  Issuance of common stock                      2,285,000               -        2,545,000               -       2,545,000

  Effects from reverse merger                   2,896,000          22,391            4,417               -          26,808

  Net loss                                              -               -                -         (22,426)        (22,426)
                                            --------------  --------------  ---------------  --------------  --------------

BALANCE, SEPTEMBER 30, 2000                    22,391,000   $      22,391   $    2,582,917   $     (54,725)  $   2,550,583
                                            ==============  ==============  ===============  ==============  ==============













See notes to financial statements.





OMNI PARK PASS, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES:
  Net loss                                                                    $          (22,426)
  Depreciation                                                                             1,081
  Cash from (used for) operating working capital:
    Accounts receivable                                                                   (1,041)
    Other current assets                                                                 (28,390)
    Accounts payable and other accrued liabilities                                       (29,578)
    Accounts payable shareholders                                                         17,642
                                                                              -------------------

      Net cash used by operating activities                                              (62,712)
                                                                              -------------------

INVESTING ACTIVITIES - acquisition of property and
    equipment                                                                               (600)

FINANCING ACTIVITIES:
    Issuance of common stock                                                              45,000
    Purchase of treasury stock                                                           (17,500)
                                                                              -------------------

      Net cash provided by financing activities                                           27,500

INCREASE IN CASH                                                                         (35,812)

CASH, BEGINNING OF PERIOD                                                                 52,709
                                                                              -------------------

CASH, END OF PERIOD                                                           $           16,897
                                                                              ===================

Supplemental Information:
  Acquisition of license and software with payable to shareholder             $        2,500,000
                                                                              ===================

  Acquisition of Asset Servicing Corporation for stock in reverse merger      $           26,808
                                                                              ===================














See notes to financial statements.




OMNI PARK PASS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM DECEMBER 15, 1999 (INCEPTION) TO SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES:
  Net loss                                                                     $          (54,725)
  Depreciation                                                                              1,081
  Cash from (used for) operating working capital:
    Accounts receivable                                                                    (3,331)
    Other current assets                                                                  (28,390)
    Accounts payable and other accrued liabilities                                          3,810
   Accoutns payable shareholders                                                           17,642
                                                                               -------------------

      Net cash used by operating activities                                               (63,912)
                                                                               -------------------

INVESTING ACTIVITIES:
  Acquisition of license and software                                                           -
  Acquisition of property and equipment                                                   (24,498)
                                                                               -------------------

      Net cash used by investing activities                                               (24,498)
                                                                               -------------------

FINANCING ACTIVITIES - Capital contributions                                              105,308

INCREASE IN CASH                                                                           16,898

CASH, BEGINNING OF PERIOD                                                                       -
                                                                               -------------------

CASH, END OF PERIOD                                                            $           16,898
                                                                               ===================

Supplemental Information:
  Acquisition of license and software with payable to shareholder              $        2,500,000
                                                                               ===================

  Reverse merger purchase




See notes to financial statements.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

         Omni  ParkPass,  Inc.  owns the  exclusive  world wide  license for the
Master Operating Software System (MOSS) for its application for the entertainment and amusement park industries. In addition, the license allows the Company to sub-license the intellectual properties to others in the live entertainment field of use.

         The Company designs turnkey software systems for the amusement park and entertainment industry. We utilize existing systems to the maximum extent possible and design software that integrates the outputs of existing systems into an integrated format for use by operators and management of recreational facilities. Current plans include the development of a debit bracelet that permits a guest to a recreational facility to access all the features of a facility on a cashless basis. This includes parking, admission, ride scheduling, purchase of food and drinks at POS terminals, locate children within the confines of a facility and take advantage of special functions and offers.

         The Company has made presentations demonstrating its system which controls, operates or interfaces with key park systems allowing park management to provide better and safer park services at a lower cost per customer. The Company would provide a park with an integrated, multiple money source accounting system that permits a cashless environment and convenient Web ticket purchasing.

         The Company is soliciting interest for its systems through the contacts of its officers and directors and through appearances at trade shows. At this time the Company has no finalized contracts and it is not known when the first system might be placed in service.

         During the quarter ended September 30, 2000, ParkPass.com, Inc. entered into a Plan and Agreement of Merger with Asset Servicing Corporation (ASC) which was ratified by the shareholders on July 21, 2000. At the effective time of the merger, the separate existence of the Company ceased and it was merged into ASC, the surviving corporation which changed its name to Omni Park Pass.com, Inc. The name was subsequently changed to Omni Park Pass, Inc. (OPPI). None of the shares of ASC common stock (of which there were 2,896,000 outstanding) were converted as a result of the merger, but all of such shares remained issued shares of common stock of OPPI. Each of the common stock shares of ParkPass issued and outstanding were converted into and became one share of OPPI. The directors of ParkPass became the directors of OPPI. Due to the fact that the shareholders of ParkPass were the majority shareholders of OPPI, the purchase was accounted for using the purchase method of accounting as a reverse merger.

         As a result of the reverse merger, the financial statements of OPPI reflect the operations of ParkPass through the date of the reverse merger. Comparative financials are not presented since ParkPass was incorporated on December 15, 1999, and had no prior year operations in the third quarter of last year.

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

         Registrant submitted the matter of the merger between Asset Servicing Corporation and Park Pass.com, Inc. to its stockholders on July 21, 2000. The name was changed to Omni Park Pass, Inc.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  Registrant filed a Form 8-K to report the merger between Asset Servicing Corporation and Park Pass.com, Inc. and the change in control of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Omni Park Pass, Inc.
                                                     ---------------------------
                                                      (Registrant)


                                                     BY:  /s/  Cleveland Smith
                                                          ---------------------
                                                               Cleveland Smith
                                                     Its: President

DATE:   November 17, 2000
              Dallas, Texas