Form 10KSB
period 2000-12-31
OMNI PARK PASS COM INC
filed 2001-04-16
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000, or

         [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

                               OMNI PARKPASS, INC.
               (Name of the Small Business Issuer in its charter)

       Nevada                     333-80429                 75-2823489
(State of incorporation)  (Commission File Number) (Employer Identification No.)

               709-B West Rusk, Suite 580, Rockwall, Texas         75087
                    (Address of principal offices)               (Zip Code)

Issuer's  telephone number:   (214) 212-2307

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.

                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000:
                                     $3,941,453

Shares of common stock outstanding at December 31, 2000:  24,257,244

PART I

Item 1.     Description of Business

General

         The Company started the year 2000 as Asset Servicing Corporation ("ASC") and was in the business of originating, underwriting, documenting, closing, funding, and servicing leases for manufacturing and transportation equipment for businesses. We solicited many kinds of businesses and made leases with above average returns. We had filed a registration statement on Form SB-1 with the U.S. Securities and Exchange Commission to raise funds to provide these leases.

          On July 10, 2000, the Company merged with Par Pass.com, Inc. And changed its name to Omni ParkPass, Inc. ("OPPI") which was in the business of designing, developing and integrating software systems in the live entertainment and amusement park industries. However, due to technical software and installation issues, in March 2001, the Company abandoned its efforts in this market and is going to concentrate on building its asset base. Much of the stock issued in the July 2000 merger described in the prior paragraph was returned and cancelled by the Company in April 2001.

         The Company has determined that its best course of action is to use its minimal assets which include an outstanding lease, it cash resources and leverage those to acquire some income producing assets in conjunction with , if necessary, issuance of some of its common stock. The Company has had some preliminary discussions with a few companies that have ongoing operations but has had no definitive agreement in this regard.

         The Company has no paid employees at present and the officer serve without remuneration.

Item 2.     Description of Property.

         The Company presently maintains its executive offices at 709-B West Rusk, Suite 580, Rockwall, Texas. Mr. Smith allows the Company to use space temporarily without charge. The Company plans to lease its own office space once it completes an acquisition.

Item 3.     Legal Proceedings.

         At the time of this filing, the company is involved in one legal proceedings as plaintiff.

On August 18, 2000, the Company ordered 15,000 bracelets from BDI for sale. Under the purchase order, the bracelets were due to arrive by September 30, 2000. BDI did not deliver the bracelets on time, and thus the Company was unable to market or sell the bracelets at a scheduled event. During the same time, however BDI had delivered certain products for which the Company has accrued $16,320. The Company has refused to pay the outstanding invoices on the grounds that their claims for lost profits are in excess of the amounts due to BDI. In December 2000, the Company initiated a lawsuit against BDI seeking to recover the lost profits as well as a judicial declaration that it is relieved of any further liability to BDI. Through the audit date, BDI has not filed an answer in the lawsuit.

Item 4.     Submission of Matters to a Vote of Security Holders.

         The Company submitted one matter to the vote of its shareholders on July 21, 2000, to approve the merger with Park Pass.com, Inc. which in the business of designing, developing and integrating software systems in the live entertainment and amusement park industries. Under this merger agreement, the Company performed an 8 for 1 forward stock split and issued 19,495,000 shares.

PART II

Item 5.     Market for Common Equity and Related Stockholders Matters.

         The Company is organized under the laws of Nevada, and its common stock has been traded on the OTC Bulletin Board under the symbol of OMNP. No dividends on the Company's common stock have been declared or paid since the Company's inception and none are anticipated in the near future, since retained earnings in the foreseeable future are expected to be reinvested by the Company.

         The Company had approximately 120 shareholders as of December 31, 2000

The following chart reflects the trading range during each quarter:

          Calendar Quarter Ending           High              Low
          -----------------------           -----             ----
          March 31, 1999                     n/a               n/a
          June 30, 1999                      n/a               n/a
          September 30, 1999                 n/a               n/a
          December 31, 1999                  n/a               n/a
          March 31, 2000                     n/a               n/a
          June 30, 2000                      6.00              6.00
          September 30, 2000                 2.85              1.38
          December 31, 2000                  1.38              0.38

Since January of 2000 the Company has engaged in the following sales of unregistered securities.

a). On July 11, 2000, the Company issued 1,250,000 shares to Automated Busines Comapies, Inc.("ABC"). The Company paid the $1,500,000 to ABC for the original license fee and software license that was effective March 1, 2000 with 750,000 shares of stock. In addition, OPPI effective July 11, 2000 paid the additional $1,000,000 with 500,000 shares of OPPI stock for the extended worldwide rights and extend the license to encompass the entire "live entertainment facilities business field of use". As a result the $1,500,000 for the original license agreement and software license that were effective March 1, 2000 were capitalized as of the effective date along with the resulting liability. The additional options for $1,000,000 for the world wide rights and the extension of the license agreement to encompass all of the "live entertainment facilities business field of use" was effective July 11, 2000 and thus were capitalized by OPPI on that date.

b). On September, the Company issued 25,000 shares in consideration of $25,000.00 cash.

c). On October 17, 2000 the Company issued the following stock:

     1. 10,000 shares to Executive Interview, Inc. for the preparation of corporate information.
     2. 81,244 to two companies for providing financing arrangements for the Company.

d). On October 18, 2000, the Company issued 500,000 shares as an inducement for someone to join the Company.

Item 6.     Management's Discussion and Analysis or Plan of Operation

         The Company started the year 2000 as Asset Servicing Corporation ("ASC") and was in the business of originating, underwriting, documenting, closing, funding, and servicing leases for manufacturing and transportation equipment for businesses. The Company started making leases after filing a registration statement on Form SB-1 with the U.S. Securities and Exchange Commission to raise funds to provide these leases.

         On July 10, 2000 the Company entered into a plan and agreement of merger with Park Pass.com, Inc. ("Parkpass") a Texas corporation. At the effective time of the Merger, the separate existence of Parkpass ceased and was merged into the surviving corporation ASC, which changed its name in July 2000 to Omni ParkPass.com, Inc. and in November 2000 to Omni ParkPass, Inc. (OPPI). None of the ASC shares of common stock (of which 2,896,000 were outstanding) were converted as a result of the merger, but all of such shares remained issued shares of common stock of OPPI. Each of the common stock shares of the Parkpass issued and outstanding was converted into and became one share of common stock of OPPI. The directors of Parkpass became the directors of OPPI. Due to the fact that Parkpass shareholders were the majority shareholders of OPPI, the purchase was accounted using the purchase method of accounting as a reverse merger. As a result the financial statements of OPPI reflect the operations of Parkpass through the date of the reverse merger, not ASC. Comparative financials are not presented since Parkpass was incorporated in December 15, 1999, and had no prior year operations, and ASC prior year amounts are not comparative to the OPPI activities in 2000.

         OPPI was in the business of designing, developing and integrating software systems in the live entertainment and amusement park industries. However, due to technical software and installation issues, in March 2001, the Company abandoned its efforts in this market and is going to concentrate on building its asset base. Much of the stock issued in the July 2000 merger described in the prior paragraph was returned and cancelled by the Company in April 2001.

         Since March 2001, the time at which it was determined that the technical and other difficulties were too significant to overcome, the Company has been reorganizing and focusing its efforts on acquiring income producing assets. As of the date of this filing, no discussions have led to any agreements.

Item 7.      Financial Statements.

         The financial statements dated December 31, 2000 are incorporated by reference and attached as an exhibit to this document.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The Company has not had any disagreements with its accountants regarding accounting and financial disclosure.

PART  III

Item 9.     Directors and Executive Officers, Promoters and Control Persons.

         The following table lists the names and ages of the executive officers, directors and key consultants of the Company. The directors will continue to serve until the next annual shareholders meeting, scheduled for May, 2001, or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

         Name                       Age      Position              Held Since

         Charles Smith              43       President and         March 2001
         709-B West Rusk, #580               Director
         Rockwall, Texas 75087

Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including the audit of companies and tax matters. He is a consultant to various companies ranging from an art distribution company to a junior resource company which is developing a gold property in Sinaloa State, Mexico.
Mr. Smith's business affiliations during the last five years follow:
Chairman - Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present.
Sole proprietor as a Certified Public Accountant - 1983 to the present.
Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present.
Sole officer and Director - Omni ParkPass, Inc. - 1998 to July 2000.

         To the knowledge of the Company, no present or former director, executive officer or person nominated to become a director or executive of the Company has ever:

         1) Filed a bankruptcy petition by or against any business of which such person was a general partner or executive officer wither at the time of the bankruptcy or with two years prior to that time;

         2) Had any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed suspended or vacated.

Item 10.    Executive Compensation

         The Company currently is not now paying, and has not during the past three years, paid any compensation to officers, directors or executives. It does not have any pension, profit-sharing, stock bonus, or other benefit plans. Such plans may be adopted in the future at the discretion of the Board of Directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2000. The table sets forth the information based on 24,257,244 common shares issued and outstanding as of December 31, 2000.

                                                     Amount and
                          Name of                    Nature of          Percent
                          Beneficial                 Beneficial            of
Title of Class            Owner                      Ownership           Class
--------------------------------------------------------------------------------

Common                    Charles Smith                None              0.00%
                          709-B West Rusk #580
                          Rockwall, Texas 75087
--------------------------------------------------------------------------------

Common                    All Directors and
                          Officers as a Group          None              0.00%


Item 12.    Certain Relationships and Related Transactions

         The only transactions between the Company and any officers, directors or holders of more than five percent of any class of outstanding securities of the issuer involve the issuance of common shares for the license agreements with Automated Business Companies, Inc:

         On July 11, 2000, the Company issued 1,250,000 shares to Automated Busines Comapies, Inc.("ABC"). The Company paid the $1,500,000 to ABC for the original license fee and software license that was effective March 1, 2000 with 750,000 shares of stock. In addition, OPPI effective July 11, 2000 paid the additional $1,000,000 with 500,000 shares of OPPI stock for the extended worldwide rights and extend the license to encompass the entire "live entertainment facilities business field of use". As a result the $1,500,000 for the original license agreement and software license that were effective March 1, 2000 were capitalized as of the effective date along with the resulting liability. The additional options for $1,000,000 for the world wide rights and the extension of the license agreement to encompass all of the "live entertainment facilities business field of use" was effective July 11, 2000 and thus were capitalized by OPPI on that date.

Part  III

Index to Exhibits:

Financial Statements
--------------------

Balance Sheets dated December 31, 2000 and 1999

Statement of Operations for Years Ended December 31, 2000 and 1999

Statement of Stockholders' Equity and accumulated Deficit for the Years 2000 and 1999

Statement of Cash Flows for the Years Ended December 31, 2000 and 1999



SIGNATURES

         Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2001.

                           OMNI PARKPASS, INC.


                     By:  /s/  Charles Smith
                          ----------------------------
                          Mr. Charles Smith, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2001.

                               OMNI PARKPASS, INC.
                              Financial Statements
     For the Period from December 15, 1999 (Inception) to December 31, 2000
                         Independent Accountants' Report

                                TABLE OF CONTENTS







INDEPENDENT AUDITOR'S REPORT................................................2

FINANCIAL STATEMENTS:

  Balance Sheet.............................................................3

  Statement of Operations  .................................................4

  Statement of Stockholders' Equity.........................................5

  Statement of Cash Flows...................................................6

  Notes to Financial Statements.............................................7-11

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Omni ParkPass, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of Omni ParkPass, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the period from December 15, 1999 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omni ParkPass, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period from December 15, 1999 (Inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred a significant net loss, and future working capital requirements are dependent on the Company's ability to generate profitable operations, to obtain certain financing arrangements or obtain alternative funding. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Crowder & Pearson, P.C.
----------------------------
     Crowder & Pearson, P.C.
     April 13, 2001
     Dallas, Texas

OMNI PARK PASS, INC.
BALANCE SHEET
DECEMBER 31, 2000

--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                                  $ 9,236
  Accounts receivable - trade                                             6,454
  Accounts receivable - other                                            32,372
                                                                    ------------
    Total current assets                                                 48,062
                                                                    ------------

TOTAL                                                                  $ 48,062
                                                                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other accrued liabilities                       $ 67,085
  Accounts payable - related parties                                    328,923
                                                                    ------------
    Total current liabilities                                           396,008

CONTINGENCIES AND COMMITMENTS                                                 -

STOCKHOLDERS' EQUITY
  Common stock $0.001 par value, authorized 50,000,000 shares;
     issued and outstanding, 24,257,244 shares                           24,257
  Additional paid in capital                                          2,905,175
  Accumulated deficit                                                (3,277,378)
                                                                    ------------

               Stockholders' equity                                    (347,946)
                                                                    ------------

TOTAL                                                                  $ 48,062
                                                                    ============





                        See notes to financial statements

OMNI PARK PASS, INC.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM DECEMBER 15, 1999 (INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------


REVENUE                                                          $ 10,629
COST OF REVENUES                                                    2,134
                                                            -------------

GROSS PROFIT                                                        8,495

OPERATING EXPENSES
  General and administrative                                      108,334
  Professional fees                                               621,188
  Depreciation                                                      4,325
  Loss due to impairment                                        2,522,276
                                                            -------------

    Total operating expenses                                    3,256,123

OTHER EXPENSE                                                     29,750

NET LOSS                                                    $ (3,277,378)
                                                            =============

WEIGHTED AVERAGE SHARES OUTSTANDING                           20,662,061
                                                            =============

LOSS PER SHARE                                                   $ (0.16)
                                                            =============





                        See notes to financial statements




OMNI PARK PASS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 15, 1999 (INCEPTION) TO DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------------

                                                                                  Additional
                                                Outstanding          Common         Paid In        Retained
                                                  Shares             Stock          Capital        Earnings         Total

  Issuance of common stock (inception)             4,500,000              -    $      1,000    $         -    $      1,000

  Four for one stock split                        13,500,000              -               -              -               -

  Purchase of treasury shares                       (840,000)             -         (17,500)             -         (17,500)

  Issuance of common stock                         2,335,000              -         310,000              -         310,000

  Effects from reverse merger                      2,896,000         22,391           4,417              -          26,808

  Issuance of common stock (post merger)           1,866,244          1,866       2,582,258                      2,584,124

  Subscribed shares                                        -              -          25,000

  Net loss                                                 -              -               -     (3,277,378)     (3,277,378)
                                               --------------  -------------  --------------  -------------  --------------

BALANCE, DECEMBER 31, 2000                        24,257,244    $    24,257    $  2,905,175    $(3,277,378)   $   (372,946)
                                               ==============  =============  ==============  =============  ==============















                      See notes to the financial statements




OMNI PARK PASS, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM DECEMBER 15, 1999 (INCEPTION) TO DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES:
    Net loss                                                                        $ (3,277,378)
    Noncash items affecting net income:
      Depreciation                                                                         4,325
      Loss due to impairment                                                           2,522,276
    Changes in operating assets and liabilities:
      Accounts receivable                                                                 (6,454)
      Accounts receivable - other                                                        (32,372)
      Accounts payable and other accrued liabilities                                      67,085
      Accounts payable shareholders                                                      328,923
                                                                                   --------------

            Net cash used by operating activities                                       (393,595)
                                                                                   --------------

INVESTING ACTIVITIES:
    Acquisition of license and software                                               (2,500,000)
    Acquisition of property and equipment                                                (26,601)
                                                                                   --------------

            Net cash used by investing activities                                     (2,526,601)
                                                                                   --------------

FINANCING ACTIVITIES - Capital contributions                                           2,929,432

INCREASE IN CASH                                                                           9,236

CASH, BEGINNING OF PERIOD                                                                      -
                                                                                   --------------

CASH, END OF PERIOD                                                                 $      9,236
                                                                                   ==============

    Supplemental Information:
      Acquisition of license and software for stock                                 $  2,500,000
                                                                                   ==============

      Acquisition of Asset Servicing Corporation for stock in reverse merger        $     26,808
                                                                                   ==============



                      See notes to the financial statements

OMNI PARKPASS, INC.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          --------------------------------------------

      Nature of Business
      ------------------

     Omni ParkPass, Inc., ("OPPI") or (" the Company") was incorporated in May 1998 under the laws of the State of Nevada under the name Asset Servicing Corporation ("ASC"). On July 10, 2000 ASC entered into a plan and agreement of merger with Park Pass.com, Inc. ("Parkpass") a Texas corporation. At the effective time of the Merger, the separate existence of Parkpass ceased and was merged into the surviving corporation ASC, which changed its name in July 2000 to Omni ParkPass.com, Inc. and in November 2000 to Omni ParkPass, Inc. (OPPI). None of the ASC shares of common stock (of which 2,896,000 were outstanding) were converted as a result of the merger, but all of such shares remained issued shares of common stock of OPPI. Each of the common stock shares of the Parkpass issued and outstanding was converted into and became one share of common stock of OPPI. The directors of Parkpass became the directors of OPPI. Due to the fact that Parkpass shareholders were the majority shareholders of OPPI, the purchase was accounted using the purchase method of accounting as a reverse merger. As a result the financial statements of OPPI reflect the operations of Parkpass through the date of the reverse merger, not ASC. Comparative financials are not presented since Parkpass was incorporated in December 15, 1999, and had no prior year operations, and ASC prior year amounts are not comparative to the OPPI activities in 2000.

     OPPI was in the business of designing, developing and integrating software systems in the live entertainment and amusement park industries. However, due to technical software and installation issues the Company, as of March 2001, abandoned its efforts in this market and is going to concentrate on building its asset base. Much of the stock issued in the July 2000 merger described in the prior paragraph was returned and cancelled by the Company and all of the board of directors resigned and were replaced with a single director in March and April 2001.

     Cash Equivalents
     ----------------

     OPPI considers all highly liquid investment instruments purchased with original maturities of three months or less when acquired to be cash equivalents.

     Financial Statement Estimates
     -----------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation expense was $ 4,325 for the year ending December 31, 2000. Due to OPPI's potential inability to continue as a going concern (see Note B) it was determined that fixed assets previously capitalized on OPPI's books are not recoverable and were written off as of December 31, 2000. In 2000 $ 22,276 was written-off and is included in the loss due to impairment on the income statement. The assets written off were a vehicle, data processing equipment and furniture and fixtures.

     Income Taxes
     ------------

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Income (loss) per Share
     -----------------------

     Basic net income (loss) per share is based on the weighted average number of actual shares outstanding during the period. Options to purchase common stock are included in the calculation of income (loss) per share provided their impact is not dilutive. As of December 31, 2000, no stock option plan was in place, and therefore, no stock options or other common stock equivalent instruments have been issued.

     New Accounting Standards
     ------------------------

     In April 1998, SEC issued SOP 98-5, "Reporting on the Cost of Start-up Activities." SOP 98-5 requires that all costs of start-up activities, including organizational costs, be expensed as incurred. The Company adopted this statement effective March 2000. The Company has written off all costs associated with start-up activities, which resulted in a write-off of $ 3,198.

     NOTE B - GOING CONCERN
              -------------

     Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however the current year loss in operations and current working capital raises substantial doubt about the Company's ability to continue as a going concern. Due to technical software and installation issues the Company, as of March 2001, abandoned its efforts in the designing, developing and integrating software systems in the live entertainment and amusement park industries and is going to concentrate on building its asset base. As mentioned in Note A and Note C all assets that were deemed unrecoverable have been appropriately written off. The Company has started to search for ways to increase its asset base and is investigating alternatives which would require the issuance of common stock in exchange for income producing assets. As of the date of this report, the Company has no agreements to purchase such assets.

     NOTE C - LICENSE AND SOFTWARE
              ---------------------

     Effective March 1, 2000, OPPI entered into a license agreement for the exclusive use of certain technology owned by Automated Business Companies, Inc. (ABC), a privately owned engineering and intellectual property development company. ABC is also a shareholder of OPPI. Among other technologies, the license agreement specifically includes an operating system that provides for the management of all of an entity's technology from a single program. The license agreement gives OPPI the option to extend the agreement to worldwide rights and to encompass but restrict it to "live entertainment facilities business field of use". This business field of use is defined as "any business that primarily owns and operates a business facility that provides access to the public and provides for-profit entertainment services within such facilities". OPPI had the option to pay the $500,000 as a one time, non-refundable license fee and an additional $1,000,000 for world wide rights restricted to "live entertainment facilities business field of use" or substitute the $1,500,000 cash payment with 750,000 shares of OPPI stock at a market price of $2.00 per share. In addition to the license agreement, ABC agreed to provide a full, paid up, exclusive software license for the OPPI generic MOSS software for its "live entertainment business field of use" for which OPPI shall pay $1,000,000, or substitute the cash payment with 500,000 shares of OPPI stock at a market price of $2.00 per share. On July 11, 2000, OPPI chose to pay the $1,500,000 for the original license fee and software license that was effective March 1, 2000 with 750,000 shares of OPPI stock. In addition, OPPI effective July 11, 2000 paid the additional $1,000,000 with 500,000 shares of OPPI stock for the extended worldwide rights and extend the license to encompass the entire "live entertainment facilities business field of use". As a result the $1,500,000 for the original license agreement and software license that were effective March 1, 2000 were capitalized as of the effective date along with the resulting liability. The additional options for $1,000,000 for the world wide rights and the extension of the license agreement to encompass all of the "live entertainment facilities business field of use" was effective July 11, 2000 and thus were capitalized by OPPI on that date.

     On April 6, 2001 ABC and OPPI entered into a asset for stock purchase agreement, where ABC agreed to sell and delivered to OPPI 1,650,000 shares of the issued and outstanding stock of OPPI and all outstanding invoices marked paid in full, and OPPI agrees to sell and deliver to ABC the original Live Entertainment License Agreement, with the price being deemed to be equal in value. Due to the going concern discussed in Note B and the subsequent asset for stock agreement, the $2,500,000 related to the software and license agreement were written off as of December 31, 2000 and are included in loss due to impairment on the statement of operations.

     NOTE D - STOCKHOLDERS' EQUITY
              --------------------

     On June 6, 2000 the shareholders and board of directors adopted a plan of recapitalization, whereas that each issued and outstanding shares as of that date would be divided and split up into four shares with no par value. As a result, the 4,500,000 shares outstanding were split into 18,000,000 shares. The consideration given for the original 4,500,000 shares was $1,000.

     Prior to the merger with ASC, the Company issued 2,250,000 shares for services rendered related to the merger and other professional services for a value of $225,000. Also 85,000 shares were issued for consideration of $85,000.

     In conjunction with the merger with ASC, the 2,896,000 shares of ASC remained outstanding shares of OPPI, see Note A. Subsequent to the merger with ASC, OPPI issued 591,244 shares for services rendered related to professional services for a value of $59,124; 25,000 shares were issued in exchange for a receivable from ABC for $25,000; and as mentioned in Note C, 1,250,000 shares were issued to ABC in conjunction with the software and license agreement, valued at $2,500,000. The $25,000 receivable from ABC was subsequently written off with the asset for stock purchase agreement mentioned in Note C.

     In October 2000, $25,000 was contributed to the Company for 25,000 shares subscribed as of December 31, 2000.

     Restricted shares outstanding at December 31, 2000 were 21,383,244.

     Subsequent to December 31, 2000, 165,000 shares were issued in exchange for the outstanding payable to ABC for $296,550. Additionally, approximately 13,000,000 shares issued in the merger in July 2000 were returned to the Company and cancelled.


     NOTE E - RELATED PARTY TRANSACTIONS
              --------------------------

     During the calendar year of 2000, OPPI shared office space and administrative overhead with an officer, director and shareholder of OPPI. OPPI reimbursed this person for any direct costs and a certain overhead allocation cost for use of the facilities, office personnel and office equipment. Total payments to the shareholder were $43,135 for the period ending December 31, 2000. Also, $10,000 was paid to another shareholder for consulting services rendered.

     Principle shareholders and officers have been committed to participate in the startup of OPPI. As of the balance sheet date, the principle shareholders and officers have participated in the start up of the OPPI without receiving compensation, other than stock for compensation or minimal consulting fee related to the development and formation of OPPI.

     An accounts payable of $32,372 is recorded as of December 31, 2000 related to monies borrowed from related parties for the purchase of certain merchandise from Flipo Group, Ltd. (FGL). There is also a receivable for the same amount from FGL, related to a mutual release, compromise and settlement agreement dated April 3, 2001. In October 2000, OPPI entered into a purchase agreement for $54,000 with FGL. The related parties provided funding of $32,372 for the collateralization of a letter of credit for the purchase of the merchandise from FGL. OPPI contributed the remaining $22,250, to purchase the merchandise. Upon receipt of the merchandise it was determined that such merchandise was defective and was never sold. The merchandise was not returned to FGL, pending the outcome of the April 3, 2001 settlement. Upon the settlement date FGL agreed to purchase back the merchandise for $37,846. Of this settlement amount, OPPI will reimburse the related parties the $32,372, and the remaining amount of the settlement will be paid out in legal fees. The $22,250 that OPPI paid for the merchandise was then written off to other expenses on the statement of operations as of December 31, 2000.

     A payable of $10,000 and receivable of $25,000 were written off in conjunction with the asset for stock exchange agreement between OPPI and ABC, as mentioned in Note C. Also a $7,500 payable to a former officer was also written off due to the fact that payment of such liability was tied to the subsequent funding goals of OPPI that will not be achieved. As a result, these balance were written off to other expenses on the statement of operations for a net amount of $7,500.

     NOTE F - COMMITMENTS AND CONTINGENCIES

     In accordance with the license and software agreement, OPPI has agreed to pay ABC an annual license maintenance fee of $75,000 for maintaining any licensed technology within the United States. The first maintenance fee shall be due June 1, 2001 and the second and subsequent maintenance fees shall be due yearly on June 1st, of each calendar year thereafter. With the subsequent cancellation of the agreement with ABC, these annual maintenance fees have also been subsequently cancelled. (See Note C.)

     Also OPPI entered into various purchase agreements with Bright Designs, Inc. (BDI) for the purchase of a certain "FLIXX" bracelets. On August 18, 2000, the Company ordered 15,000 bracelets from BDI for sale. Under the purchase order, the bracelets were due to arrive by September 30, 2000. BDI did not deliver the bracelets on time, and thus the Company was unable to market or sell the bracelets at a scheduled event. During the same time, however BDI had delivered certain products for which the Company has accrued $16,320. The Company has refused to pay the outstanding invoices on the grounds that their claims for lost profits are in excess of the amounts due to BDI. In December 2000, the Company initiated a lawsuit against BDI seeking to recover the lost profits as well as a judicial declaration that it is relieved of any further liability to BDI. Through the audit date, BDI has not filed an answer in the lawsuit.