Form 10QSB
period 2001-03-31
INVVISION CAPITAL INC
filed 2001-05-14
CIK 1088401

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:         March 31, 2001

Commission file number:       333-80429

             INVVISION CAPITAL, INC. (formerly Omni Park Pass, Inc.)
             -------------------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                    75-2823489
-----------------------                                          ----------
(State of Incorporation)                                        (IRS ID No.)


              2515 Tarpley Road, Suite 100, Carrollton, Texas       75066
      ----------------------------------------------------------- --------
               (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: 214-390-0801

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act. Yes [X] No [ ].


Shares of common stock outstanding at March 31, 2001:

                                                    24,282,244

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements                                   1 - 8
                  The statements have not been reviewed by An Independent Certified Public Accountant

Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations       9 - 10


PART II - OTHER INFORMATION                                                11





                             INVVISION CAPITAL, INC.
                         (formerly Omni Park Pass, Inc.)

                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000



                                     ASSETS

                                                               Mar 31, 2001        Dec 31, 2000
                                                              ----------------   -----------------

 CURRENT ASSETS:
     Cash                                                                $467              $9,236
     Accounts receivable - trade                                        6,454              $6,454
     Accounts receivable - other                                       32,372              32,372
                                                              ----------------   -----------------
     Total current assets                                             $39,293             $48,062

                                                              ----------------   -----------------

 TOTAL ASSETS                                                         $39,293             $48,062
                                                              ================   =================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES
      Accounts payable                                                $72,375             $67,085
      Payable - related party                                         328,923             328,923
                                                              ----------------   -----------------
 TOTAL CURRENT LIABILITIES                                            401,298             396,008

 STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value                                    24,282              24,257
     Additional paid-in-capital                                     2,905,150           2,905,175
     Accumulated Deficit                                           (3,291,437)         (3,277,378)
                                                              ----------------   -----------------
         Total Stockholders' Equity                                  (362,005)           (347,946)
                                                              ----------------   -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $39,293             $48,062
                                                              ================   =================











See accompanying notes                F-1



                             INVVISION CAPITAL, INC.
                         (formerly Omni Park Pass, Inc.)

                             STATEMENT OF OPERATIONS
              Three Months Ended March 31, 2001 and March 31, 2000



                                                    Three Months        Three Months
                                                        ended              ended
                                                    Mar 31, 2001        Mar 31, 2000
                                                   ----------------   -----------------


 REVENUE:                                                     $840                  $0

 OPERATING EXPENSE:
     General and administrative                             14,899                   0
                                                   ----------------   -----------------
         Total Operating Expense                            14,899                   0

                                                   ----------------   -----------------

 NET LOSS                                                 ($14,059)                 $0
                                                   ================   =================


 Weighted average shares outstanding                    22,282,244           4,500,000
                                                   ================   =================

 LOSS PER SHARE                                             ($0.00)              $0.00
                                                   ================   =================






















See accompanying notes                F-2




                             INVVISION CAPITAL, INC.
                         (formerly Omni Park Pass, Inc.)

        STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
           Period from inception (December 15, 1999) to March 31, 2001




                                                 Common                 Paid In        Accumulated
                                         Shares         Amount          Capital          Deficit             Total
                                   ----------------------------------------------------------------   -----------------

 Balance,
         Issuance of common stock
         at inception                    4,500,000           -0-             1,000             -0-               1,000

 Shares issued on
         Four for one stock split       13,500,000                                                                   0

 Purchase of treasury shares              (840,000)                        (17,500)                            (17,500)

 Issuance of common stock:               2,335,000                         310,000                             310,000

 Effects from reverse merger             2,896,000        22,391             4,417                              26,808

 Issuance of common stock
           (post merger)                 1,866,244         1,866         2,582,258                           2,584,124
                                                                                                                     0
                                                                                                                     0
                                                                                                                     0
 Subscribed shares                                                          25,000                              25,000

 Net loss                                                                               (3,277,378)         (3,277,378)

                                   ----------------------------------------------------------------   -----------------
 Balance
         December 31, 2000              24,257,244        24,257         2,905,175      (3,277,378)           (347,946)
                                   ================================================================   =================


 Issuance of subscribed shares              25,000            25               (25)                                  0

 Net loss                                                                                  (14,059)            (14,059)

                                   ----------------------------------------------------------------   -----------------
 Balance
         December 31, 2000              24,282,244        24,282         2,905,150      (3,291,437)           (362,005)
                                   ================================================================   =================













See accompanying notes                F-3



                             INVVISION CAPITAL, INC.
                         (formerly Omni Park Pass, Inc.)

                             STATEMENT OF CASH FLOWS
              Three Months Ended March 31, 2001 and March 31, 2000




                                                                Three Months        Three Months
                                                                    ended              ended
                                                                Mar 31, 2001        Mar 31, 2000
                                                               ----------------   -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         ($14,059)                 $0
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Increase in current liabilities                         5,290

                                                               ----------------   -----------------
 NET CASH (USED) BY OPERATING ACTIVITIES:                               (8,769)                  0


 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                                       0

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                    1,000

                                                               ----------------   -----------------

 NET INCREASE IN CASH                                                  ($8,769)             $1,000

 CASH, BEGINNING OF PERIOD                                               9,236                   0
                                                               ----------------   -----------------

 CASH, END OF PERIOD                                                      $467              $1,000
                                                               ================   =================
























See accompanying notes                F-4

                             INVVISION CAPITAL, INC.
                         (Formerly Omni Park Pass, Inc.)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2001


NOTE  A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Invvision Capital, Inc.("INV") or (" the Company") was incorporated in May 1998 under the laws of the State of Nevada under the name Asset Servicing Corporation ("ASC"). On July 10, 2000 ASC entered into a plan and agreement of merger with Park Pass.com, Inc. ("Parkpass") a Texas corporation and changed its name to Omni Park Pass, Inc. As a result the financial statements of OPPI reflect the operations of Parkpass through the date of the reverse merger, not ASC. Comparative financials are not presented since Parkpass was incorporated in December 15, 1999, and had no prior year operations, and ASC prior year amounts are not comparative to the OPPI activities in 2000.

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

Subsequent to March 31, 2001, the Company entered into a Plan and Agreement of Merger with Invvision Capital, Inc., a private Texas corporation, and changed its name to Invvision Capital, Inc.

Cash Equivalents

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

                             INVVISION CAPITAL, INC.
                         (Formerly Omni Park Pass, Inc.)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2001

NOTE  A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Income Taxes

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


NOTE B - GOING CONCERN

Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however the prior year loss in operations and current working capital raises substantial doubt about the Company's ability to continue as a going concern. Due to technical software and installation issues the Company, as of March 2001, abandoned its efforts in the designing, developing and integrating software systems in the live entertainment and amusement park industries and is going to concentrate on building its asset base. All assets that were deemed unrecoverable were appropriately written off in the year 2000. The Company had started to search for ways to increase its asset base and on April 20, 2001, the Company entered into a Plan and Agreement of Merger with INVVISION CAPITAL, INC. which added approximately $3,500,000 in assets to the Company for the issuance of 4,257,393 common shares..

                             INVVISION CAPITAL, INC.
                         (Formerly Omni Park Pass, Inc.)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2001

NOTE C - STOCKHOLDERS' EQUITY

As of March 31, 2001, the Company had outstanding 24,282,244 shares of common stock.

Restricted shares outstanding at March 31, 2001 were 21,408,244.

Subsequent to March 31, 2000, 165,000 shares were issued in exchange for the outstanding payable to ABC for $296,550. Additionally, 15,710,000 shares issued in the merger in July 2000 were returned to the Company and cancelled.


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

A payable of $10,000 and receivable of $25,000 were written off in conjunction with the asset for stock exchange agreement between OPPI and ABC, as mentioned in Note C. Also a $7,500 payable to a former officer was also written off due to the fact that payment of such liability was tied to the subsequent funding goals of OPPI that will not be achieved. As a esult, these balance were written off to other expenses on the statement of operations for a net amount of $7,500.

                             INVVISION CAPITAL, INC.
                         (Formerly Omni Park Pass, Inc.)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2001


NOTE D - COMMITMENTS AND CONTINGENCIES

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

NOTE E - SUBSEQUENT EVENTS

On April 20, 2001 the Company entered into a Plan and Agreement of Merger with Invvision Capital, Inc. (INV), a private Texas corporation, which was ratified by a majority of the shareholders on April 20, 2001. At the effective time of the merger the Company changed its name to Invvision Capital, Inc., effected a 1 for 8 reverse stock split, and the Company issued 4,257,393 common shares (post-split) in consideration for all of the outstanding shares of the private Texas corporation Invvision Capital, Inc. At the time of the merger, INV owned a piece of undeveloped real estate valued at $3,000,000, Invvision Mortgage, Inc. with a net worth of approximately $500,000, 2,817,401 common shares of StarNet Financial, Inc. and $100,000 in cash.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

         INVVISION CAPITAL, INC. (Formerly Omni Park Pass, Inc.) owned the exclusive world wide license for the Master Operating Software System (MOSS) for its application for the entertainment and amusement park industries, and was in the business of designing, developing and integrating software systems in the live entertainment and amusement park industries. However, due to technical software and installation issues, in March 2001, the Company abandoned its efforts in this market and is going to concentrate on building its asset base. In April 2000, 15,710,000 shares related to the acquisition of ParkPass.com, Inc. in July 2000 were returned to the Company and cancelled in April 2001.

         During the quarter ended March 31, 2001, Omni Park Pass, Inc. had no operations to speak of other that to reorganize the company. ParkPass was incorporated on December 15, 1999, and had no prior year operations in the third quarter of last year.

         However, in April 2001 the Company entered into a Plan and Agreement of Merger with Invvision Capital, Inc. (INV), a private Texas corporation, which was ratified by a majority of the shareholders on April 20, 2001. At the effective time of the merger the Company changed its name to Invvision Capital, Inc., effected a 1 for 8 reverse stock split, and the Company issued 4,257,393 common shares (post-split) in consideration for all of the outstanding shares of the private Texas corporation Invvision Capital, Inc.

         At the time of the merger, INV owned a piece of undeveloped real estate valued at $3,000,000, Invvision Mortgage, Inc. with a net worth of approximately $500,000, 2,817,401 common shares of StarNet Financial, Inc. and $100,000 in cash. At such time, the prior director was removed and the following directors elected by the shareholders: Edward P. Rea, John Edward Rea and C. Joe Smith. Their experience were outlined in a Form 8-K filed at the beginning of May 2001.

         INV is a diversified financial services, management and investment company based in Dallas County.

         INV's strategy is to acquire large equity interests in operating businesses, creating "Partners in Industry", therein building value for its shareholders through a combination of the established financial skills of its corporate management and the strong operating management teams of its acquired businesses.

         Either on its own or for  larger  transactions  in  combination  with a
financial  partner,   the  Company  is  actively  pursuing  investments  in  new opportunities.

         The Company and Capitol Communities Corporation (CPCY) announced the signing on May 8, 2001 of a Letter of Intent Agreement between the companies wherein the Company will acquire Capitol Development of Arkansas, Inc., a wholly-owned subsidiary of Capitol Communities Corp. Upon closing of this transaction, Capitol Development will become a wholly-owned subsidiary of the Company.

         The two companies value the transaction at approximately $24 million. At closing, the Company will pay off or refinance close to $6 million in senior debt secured by the real estate owned by Capitol Development, and will issue $18 million in common and convertible preferred stock to Capitol.

         The directors have a great deal of expertise and experience with projects of this nature, and this transaction coincides with our initial corporate strategy to generate substantial growth in our asset base and increase our net worth in order to support future acquisitions.

         Capitol Development owns approximately 1,000 acres of residential land in Maumelle, Ark., a suburb of Little Rock, and a 35% interest in another property company with land holdings in Maumelle. The land being acquired by Invvision Capital represents most of the remaining undeveloped land -- and about 70% of the remaining home sites -- in Maumelle. Located directly across the Arkansas River from Little Rock, Maumelle was established in the early seventies as a HUD Title 7 "New Town," and has a population today of approximately 12,000 residents. With parks, lakes, greenbelts and numerous recreational amenities amidst a wide variety of housing sizes and prices, Maumelle is the fastest growing city in Pulaski County and enjoys the highest per capita income in the state of Arkansas according to available public statistics.

         INV's mortgage division was created on April 1, 2001 in Dallas. Invvision Mortgage is estimated to generate over $200,000,000 in residential mortgages within its first year of operation. Invvision Mortgage, with anticipated employment of 120 employees this year, is registering in 36 states, to generate FHA, VA, conventional and sub-prime mortgages through its net-branch operation.

         The Company is committed to establishing a reputation within the financial services disciplines for operating efficiency and effectiveness.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

         The Company entered into various purchase agreements with Bright Designs, Inc. (BDI) for the purchase of a certain "FLIXX" bracelets. On August 18, 2000, the Company ordered 15,000 bracelets from BDI for sale. Under the purchase order, the bracelets were due to arrive by September 30, 2000. BDI did not deliver the bracelets on time, and thus the Company was unable to market or sell the bracelets at a scheduled event. During the same time, however BDI had delivered certain products for which the Company has accrued $16,320. The Company has refused to pay the outstanding invoices on the grounds that their claims for lost profits are in excess of the amounts due to BDI. In December 2000, the Company initiated a lawsuit against BDI seeking to recover the lost profits as well as a judicial declaration that it is relieved of any further liability to BDI. The Company has a hearing on May 20, 2001 to show that the defendant was properly served. If such is proven, the Company should be awarded a summary judgement.

Item  2.     Changes in Securities.

         Registrant has made no changes in its securities during the quarter ended March 31, 2001.

Item  3.     Defaults Upon Senior Securities.

         Registrant has no senior securities and accordingly no defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

         Registrant submitted no matters to its stockholders for a vote during the quarter ended March 31, 2001.

Item  5.     Other Information.

         None.

Item 6.      Exhibits and Reports on Form 8-K.

         Registrant filed a Form 8-K to report the resignation of directors and the appointment of another.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                    INVVISION CAPITAL, INC.
                                                     ---------------------------
                                                      (Registrant)


                                                     BY:  /s/ Edward P. Rea
                                                          ---------------------
                                                           Edward P. Rea
                                                     Its: President

DATE:   May 14, 2001
        Carrollton, Texas