Form 10QSB
period 2001-06-30
INVVISION CAPITAL INC
filed 2001-08-20
CIK 1088401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from            to
                                 ----------    ---------

                        Commission file number: 333-80429

                            INVVISION CAPITAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                      Formally Known as Omni Park Pass Inc.


           NEVADA                                         75-2823489
---------------------------------                     -------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)


              2515 Tarpley Road, Suite 100, Carrollton, Texas 75066
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrants' telephone number, including area code: (214) 390-0801


Check whether the registrant filed all documents and reports required to be Filed by Section 12, 13 or 15(d) of the Exchange Act. Yes [X] No [ ].


Shares of common stock outstanding at August 20, 2001:  7,277,108

                                TABLE OF CONTENTS



PART I  -      FINANCIAL INFORMATION                                      Page

Item  1.  Financial Statements

            Condensed Consolidated Balance Sheet at June 30, 2001           1

            Condensed Consolidated Statements of Operations from
                   February 15, 2001 (Inception) through June 30, 2001.     2

            Statement of Stockholder's Equity from
                   February 15, 2001 (Inception) through June 30, 2001.     3

            Condensed Consolidated Statement of Cash Flows from
                   February 15, 2001 (Inception) through June 30, 2001.     4

            Notes to Condensed Consolidated Financial Statements.           5-9

Item  2.  Management's Discussion and Analysis of Financial                10-11
          Condition and Results of Operations


PART  II.      Signatures                                                  12

ITEM  1.       FINANCIAL STATEMENTS

         The following unaudited Financial Statements for the period ended June 30, 2001, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with Generally Accepted Accounting Principals have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The financial statements should be read in conjunction with the notes thereto included in Invvision Capital Inc.

                             INVVISION CAPITAL INC.
                          (Formally Omni Park Pass Inc)
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                  June 30, 2001
                                   (unaudited)

                                     ASSETS
                                                                   June 30, 2001
                                                                   -------------
CURRENT ASSETS
     Cash and cash equivalents                                     $    266,980
     Accounts receivable                                                223,566
     Mortgage loans in process                                        6,799,574
     Accounts receivable - other                                        102,506
     Prepaid expenses                                                    13,513
     Notes receivable                                                    72,145
                                                                   ------------
             Total current assets                                     7,478,284

PROPERTIES, PLANT AND EQUIPMENT - NET
         Computer equipment                                               7,797
         Option to purchase land                                      3,400,000
         Land                                                           400,000
                                                                   ------------
                                                                      3,407,797

LONG-TERM INVESTMENTS                                                   983,700
                                                                   ------------
TOTAL ASSETS                                                       $ 11,869,781
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                $  6,799,574
     Accounts payable                                                   282,797
     Accrued liabilities                                                349,621
                                                                   ------------
             Total current liabilities                                7,431,992

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value
          Authorized 50,000,000
          issued and outstanding 7,277,108                                7,277
     Paid in capital in excess of par value                           5,917,426
     Net unrealized loss on investments available for sale             (908,030)
     Deficit accumulated during development stage                      (578,884)
                                                                   ------------
             Total stockholders' equity                               4,437,789
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,869,781
                                                                   ============




The accompanying notes are an integral part of these financial statements.




                             INVVISION CAPITAL INC.
                       (Formally known as Omni Park Pass)
                         ( A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 2001 and for
                     the Period February 15, 2001(Inception)
                        Through June 30, 2001 (unaudited)


                                                                   From Inception
                                          For the three months     through the
                                               ended June 30,      period ended June 30,
                                            ----------------       ---------------------
                                                  2001             2001
                                            ----------------       ---------------------


REVENUE                                     $   867,129            $   867,970
                                            -----------            -----------
          Total revenues                        867,129                867,970
EXPENSES
     Depreciation                                   410                    410
     General and administrative               1,201,185              1,242,918
     Loan processing expense                    203,525                203,525
                                            -----------            -----------
          Total expenses                      1,405,120              1,446,853
                                            -----------            -----------

Income (loss) before income taxes              (537,991)              (578,883)

Income taxes (benefit)                             --                     --
                                            -----------            -----------
NET (LOSS)                                  $  (537,991)           $  (578,883)
                                            -----------            -----------

Other comprehensive income, net of tax:
     Unrealized loss on securities
         available for resale                  (908,030)              (908,030)
                                            -----------            -----------

COMPREHENSIVE (LOSS)                        $(1,446,021)           $(1,486,913)
                                            ===========            ===========

Basic and diluted earnings per share        $     (0.24)           $     (0.30)
                                            ===========            ===========
Basic and diluted weighted average number
   of shares outstanding for the periods      6,001,405              4,980,843
                                            ===========            ===========



    The accompanying notes are an integral part of this financial statement.



                             INVVISION CAPITAL, INC
                          (A Development Stage Company)
                     (Formally Known as Omni Park Pass Inc.)
                        STATEMENT OF STOCKHOLDER'S EQUITY
       FOR THE PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH June 30, 2001


                                          Common Stock
                                          $.01 Par Value                          Accumulated   (Loss) on
                                          -----------------------   Additional    During the    Available
                                                                    Paid-in       Development   For-sale
                                          Shares        Amount      Capital       Stage         Securities    Total
                                          -----------   ---------   -----------   ----------    ----------  -----------


Balance, February 15, 2001                            $           $             $            $             $

Common stock issued in connection
         with reverse acquisition
         on April 20, 2001                 1,342,156       1,342                                                 1,342

Common stock issued
      For cash on February 21, 2001           10,000          10         9,990                                  10,000
      For cash on February 22, 2001            5,000           5         4,995                                   5,000
      For cash on February 27, 2001            5,000           5         4,995                                   5,000
      For cash on March 2, 2001                5,000           5         4,995                                   5,000
      For cash on March 27, 2001              25,000          25        24,975                                  25,000
         For cash and notes April 20, 2001   373,984         374       362,018                                 362,392


Common stock issued in connection
      with the acquisition of land           400,000         400       399,600                                 400,000

Common stock issued in connection
      with land option contract
      agreement                            3,000,000       3,000     2,997,000                               3,000,000

Common stock issued in connection
         with investment in equity
         securities                        1,891,731       1,892     1,889,839                               1,891,731

Common stock issued in connection
         with professional services          219,237         219       219,018                                 219,237

Change in market value of
      available-for-sale securities
                                                                                                (908,030)     (908,030)
Net loss for the period February 15, 2001
      (inception) through June 30, 2001                                            (578,883)                  (578,883)
                                          -----------   ---------   -----------   ----------   -----------  ----------
Balance, June 30, 2001                     7,277,108  $    7,277  $  5,917,425  $  (578,883) $  (908,030)  $ 4,437,789

                                          ===========   =========   ===========   ==========   ===========  ==========






    The accompanying notes are an integral part of this financial statement.



                             INVVISION CAPITAL INC.
                         ( A development Stage Company )
                     (Formally known as Omni Park Pass Inc.)
                 Condensed Consolidated Statements of Cash Flows
            From February 15, 2001 (Inception) through June 30, 2001
                                   (unaudited)

                                                                                   2001
                                                                               -----------

OPERATING ACTIVITIES
       Net income (loss)                                                       $  (578,883)
       Charges and credits to net income not affecting cash
            Depreciation                                                               410
       Changes in assets and liabilities
            Accounts receivable                                                   (326,071)
                  Mortgage Loans in Process                                     (6,799,574)
                  Prepaid Expenses                                                 (13,513)
                  Notes Receivable                                                 (72,145)
                  Accounts payable                                                 282,796
                  Line of Credit                                                 6,799,574
                  Accrued liabilities                                              349,621
                                                                               -----------
NET CASH FROM OPERATING ACTIVITIES                                                (357,785)
                                                                               -----------
INVESTING ACTIVITIES
       Acquisition of properties and equipment                                      (8,207)
                                                                               -----------
NET CASH USED FOR INVESTING ACTIVITIES                                              (8,207)
                                                                               -----------
FINANCING ACTIVITIES
       Sale of common stock                                                        632,972

                                                                               -----------
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                                      632,972
                                                                               -----------

NET DECREASE IN CASH                                                               266,980

CASH AT BEGINNING OF PERIOD                                                             -
                                                                               -----------
CASH AT END OF PERIOD                                                          $   266,980
                                                                               ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for land                                                   $   400,000
Common stock issued for option to purchase land                                  3,000,000
Common stock issued in exchange for equity shares of long-term investment        1,891,731
                                                                              ------------

                     TOTAL                                                     $ 5,291,731
                                                                              ============



The accompanying notes are an integral part of these financial statements.

                             INVVISSION CAPITAL INC.
                          (A Development Stage Company)
                     (Formally Known As Omni Park Pass Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) From
               February 15, 2001 (Inception) through June 30, 2001

NOTE 1.        DESCRIPTION OF BUSINESS

Invvision Capital, Inc., formally Omni Park Pass Inc, ("the Company")is a development stage company incorporated under the laws of the State of Nevada.

On April 20, 2001, the Company completed a reverse acquisition with with a private company of the same name("IC") resulting in the shareholders of the IC owning 79.4 percent of outstanding shares of the Company. Omni Park Pass Inc.'s name was then changed to Invvision Capital, Inc. The acquisition was accounted for as a reverse merger using the purchase method with IC considered the accounting acquirer for financial statement purposes and thus the historical statements of IC have become the historical financial statements of the Company. As a result financial information is only provided from the February 15, 2001 inception date of IC forward since prior comparative information is not meaningful to an understanding of the company's relative performance.

The Company is committed to the creation of value through the pursuit of strategic opportunities in real estate development and various technologies which will enable the Company to achieve its substantial growth projections. The Company believes that the most efficient and effective way it can optimize an aggressive yet responsible growth velocity is through the adoption of a well-defined acquisitions strategy.

This strategy will begin initially with the pursuit of potential acquisitions that can provide a substantial increase in the asset base and overall net worth of the Company in order to facilitate and support future acquisitions by the Company. Subsequently, the pursuit of potential acquisitions that will enhance the Company's ability to generate positive cash flow and earnings from Company operations. Finally, the continual pursuit of potential acquisitions that present the opportunity for the Company to enhance or improve its utilization of technology in corporate and/or subsidiary operations, marketing and management systems as well as in new product and services development.

                             INVISION CAPITAL, INC.
                          (A Development Stage Company)
                  (Formally Known As Omni Park Pass Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
              From February 15, 2001 (Inception) through June 30, 2001


NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
----------------
For purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to cash equivalents.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Start up Activities
-------------------
Costs of start-up activities, including organization costs, are expensed as incurred.

Concentration of Credit Risk
----------------------------
The Company maintains cash on deposit in interest and non-interest bearing accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and equivalents.

Income Taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes. Deferred taxes represent the future tax return consequences of temporary differences between the bases of assets and liabilities for financial and income tax reporting, which will be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is established as necessary, to reduce deferred taxes to its estimated realizable amount.

Consolidations
--------------
The consolidated financial statements of the company include the accounts of Invvision Mortgage, Inc. a wholly owned subsidiary of the company. All significant intercompany transactions have been eliminated.

                             INVISION CAPITAL, INC.
                          (A Development Stage Company)
                     (Formally Known As Omni Park Pass Inc.)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) From
               February 15, 2001 (Inception) through June 30, 2001


NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Goodwill
--------
Due to the nature of the merger and the company is classified as a Development stage company there is currently no goodwill. The company will elect to handle all future goodwill in accordance with FASB 142.

Property and equipment
----------------------
Property and equipment are stated at cost. The cost of equipment is charged against income over its useful life, using the straight-line method of depreciation. Repairs and maintenance that do not extend the useful life of property and equipment are charged to expense as incurred.

NOTE 3.        RELATED PARTY TRANSACTIONS

The Company acquired an option to purchase land from an entity owned indirectly by the wife of a director of the Company through a wholly owned Canadian company for $3,000,000 by issuing 3,000,000 shares of common stock.

The Company leases certain office space from an entity affiliated with a director of the Company under an operating lease agreement, which expires during fiscal year 2003. The lease contains renewal options after the three-year periods are complete. The future minimum rental commitment at June 30, 2001 for noncancelable operating leases by fiscal year is:

              2001                            $  45,000
              2002                               60,000
              2004                               60,000
                                              ---------
              Totals                          $ 165,000
                                              =========
NOTE 4.        INCOME TAXES

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and to net operating loss and tax credit carry forwards, measured by tax rates for the years in which taxes are expected to be paid or recovered.

The estimate provision (benefits) for federal income taxes are as follows:

              Current                         $      -
              Deferred                               -
                                              ---------
                                              $      -
                                              =========

                             INVISION CAPITAL, INC.
                          (A Development Stage Company)
                     (Formally Known As Omni Park Pass Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
            From February 15, 2001 (Inception) through June 30, 2001


NOTE 4.        INCOME TAXES - CONTINUED

The estimated provision (benefit) for income taxes differs from the amount calculated using statutory rates on income (loss) before income taxes principally because of net operating loss carry forwards and providing a full valuation allowance on deferred tax assets relating to the net operating loss.

The components of the deferred tax asset (liability) are as follows:

              Gross deferred tax assets:

              Net operating loss carry forwards                 $  196,800

              Valuation allowance                                 (196,800)
                                                                -----------

                         Net deferred tax asset (liability)     $
                                                                ===========


At June 30, 2001, the Company has an operating loss carry forward for tax purposed of approximately $538,000, which expires through 2006.



NOTE 5.        RISK AND UNCERTAINTIES

At June 30, 2001, the Company owns an option to purchase 19.64 acres in northwest Dallas County, Texas. Such option is valued at $3,000,000 and is exercisable until 30 days after the release by the Texas National Resource Conservation Commission ("TNRCC") relating to certain environmental matters. Such release has not been obtained. The Company expects the costs of environmental remediation, if any will not be material.

Further, upon exercise of the option the Company will be required to pay approximately $3,000,000 to various parties at closing. The Company plans to cover the obligations through the private placements of common or preferred stock, through issuance of their stock to indebted parties and through cash flows from operations. The success of such money raising efforts and/or the release by TNRCC cannot be guaranteed. It is therefore reasonably possible that the Company's estimate of the carrying value of its option to purchase this land will change in the near term. Management does not anticipate any difficulties with the raising of capital or the TNRCC requirements and anticipates closing on the property within six months.

                             INVISION CAPITAL, INC.
                          (A Development Stage Company)
                     (Formally Known As Omni Park Pass Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Unaudited) From February 15, 2001 (Inception) through June 30, 2001

NOTE 6.        LINE OF CREDIT

As part of the Company's operating needs for processing mortgage loans it Has entered into a line of credit agreements with banks to facilitate their mortgage brokering operations. The line of credit is secured by the mortgages being processed. As of June 30, 2001 the line of credit was secured by Loans in Process totally $6,799,574.

                    Line of credit as of June 30, 2001     $6,799,574

NOTE 7.        EMPLOYEE BENEFIT AND STOCK OPTION PLAN

On May 4, 2001 the Board of Directors approved an Employee Benefit and Stock Option Plan for the officers and employees of the company. The plan allows for 2,000,000 shares of the common stock of the Company over the term of the plan, with no more than 300,00 shares issued in any one year.

No shares have been issued as of June 30, 2001.


NOTE 8.        LONG-TERM INVESTMENTS

The Company holds investments in certain equity securities as of June 30, 2001. It is the intention of the company to hold these securities and they are being classified as available for sale.

                                                             Value
      Starnet Financial Inc.             Cost             June 30, 2001

          7,566,924 shares            $1,891,731            $983,700

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Company  entered into a Plan and  Agreement of Merger with Omni Park Pass,  Inc.
(OPPI), which was ratified by a majority of the shareholders on April 20, 2001.

At the time of the merger, the Company owned a piece of undeveloped real estate valued at $3,000,000, Invvision Mortgage, Inc. with a net worth of approximately $500,000, 2,817,401 common shares of StarNet Financial, Inc. and $100,000 in cash. At such time, the prior director was removed and the following directors elected by the shareholders: Edward P. Rea, John Edward Rea and C. Joe Smith. Their experience were outlined in a Form 8-K filed at the beginning of May 2001.

The Company is a diversified financial services, management and investment company based in Dallas County.

The Company's strategy is to acquire large equity interests in operating businesses, creating "Partners in Industry", therein building value for its shareholders through a combination of the established financial skills of its corporate management and the strong operating management teams of its acquired businesses.

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


RESULTS OF OPERATIONS - CONTINUED

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

The Company has three planned acquisitions beginning with Capital Development of Arkansas, which represents the initial implementation of this strategy enabling the Company to meet its growth projections. On April 20, 2001, the Company completed a reverse stock split acquisition of Omni Park Pass Inc., a Nevada corporation, and is in the process of obtaining additional capital through private placements of its securities. The Company believes it has sufficient resources to maintain their operations through June 30, 2002.


PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

            None

Item  2.     Changes in Securities.

            Registrant has made no changes in its securities during the quarter ended June 30, 2001.

Item  3.     Defaults Upon Senior Securities.

            Registrant has no senior securities and accordingly no defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

            Registrant submitted no matters to its stockholders for a vote during the quarter ended June 30, 2001.

Item  5.     Other Information.

            None.

Item 6.      Exhibits and Reports on Form 8-K.

            Registrant filed a Form 8-K to report the establishment of an Employee Benefit and Stock Option Plan.

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

                                                    INVVISION CAPITAL, INC.
                                                     ---------------------------
                                                      (Registrant)


                                                        BY:  /s/ John Edward Rea
                                                          ---------------------
                                                           John Edward Rea
                                                     Its: President


                                                       BY:  /s/ C. Joe Smith
                                                          ---------------------
                                                           C. Joe Smith
                                                     Its: Treasurer

DATE:   August 20, 2001
        Carrollton, Texas