Form 10QSB
period 2001-09-30
INVVISION CAPITAL INC
filed 2001-11-19
CIK 1088401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              To
                                  -----------   -----------

                        Commission file number: 333-80429

                            INVVISION CAPITAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)
                      Formerly Known as Omni Park Pass Inc.

         NEVADA                                            75-2823489
-------------------------------------                -----------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)


              2515 Tarpley Road, Suite 100, Carrollton, Texas 75066
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrants' telephone number, including area code: (214) 390-0801


Check whether the registrant filed all documents and reports required to be Filed by Section 12, 13 or 15(d) of the Exchange Act. Yes [X] No [ ].


Shares of common stock outstanding at November 19, 2001:  7,581,424

                                TABLE OF CONTENTS



PART I  -         FINANCIAL INFORMATION                              Page Number

Item  1. Financial Statements

                Condensed Consolidated Balance Sheets at
                         September 30, 2001                                   1

                Condensed Consolidated Statements of Operations from
                        February 15, 2001 (Inception)
                         through September 30, 2001.                          2

                Statement of Stockholder's Equity from
                        February 15, 2001 (Inception)
                         through September 30, 2001.                          3

                Condensed Consolidated Statements of Cash Flows from
                        February 15, 2001 (Inception)
                         through September 30, 2001.                          4

                Notes to Condensed Consolidated Financial Statements.       5-8

Item  2. Management's Discussion and Analysis of Financial                    9
                           Condition and Results of Operations


PART  II.       OTHER INFORMATION                                             10


                Signatures                                                    11






ITEM  1.          Financial Statements

         The  following  unaudited  Financial  Statements  for the period  ended
September 30, 2001, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with Generally Accepted Accounting Principals have been condensed or omitted.
However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The financial statements should be read in conjunction with the notes thereto included in Invvision Capital Inc.

                             INVVISION CAPITAL INC.
                     (Formerly known as Omni Park Pass Inc)
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                               September 30, 2001
                                   (unaudited)

                                     ASSETS
                                                                          September 30, 2001
                                                                          ------------------

CURRENT ASSETS
     Cash and cash equivalents                                               $   144,525
     Accounts receivable                                                         218,554
     Mortgage loans in process                                                   883,632
     Accounts receivable - other                                                 127,298
     Prepaid expenses                                                              7,148
     Notes receivable                                                             31,875
                                                                             -----------
             Total current assets                                              1,413,032

PROPERTIES, PLANT AND EQUIPMENT - NET
         Computer equipment                                                        7,387
      Option to purchase land                                                  3,000,000
         Land                                                                    400,000
                                                                             -----------
                                                                               3,407,387

                                                                             -----------
TOTAL ASSETS                                                                 $ 4,820,419
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                          $   883,632
     Accounts payable                                                            489,496
     Accrued liabilities                                                         192,809
                                                                             -----------
             Total current liabilities                                         1,565,937

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value
          Authorized 20,000,000
          issued and outstanding 7,581,424                                         7,581
     Paid in capital in excess of par value                                    6,063,271
     Net unrealized loss on investments available for sale                    (1,951,951)
     Deficit accumulated during development stage                               (864,419)
                                                                             -----------
             Total stockholders' equity                                        3,254,482
                                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 4,820,419
                                                                             ===========

The accompanying notes are an integral part of these financial statements.



                             INVVISION CAPITAL INC.
                       (Formerly known as Omni Park Pass)
                         ( A Development Stage Company)
                 Condensed Consolidated Statements of Operations
   For the Three Months Ended and for the Period February 15, 2001(Inception)
                     Through September 30, 2001 (unaudited)


                                                                   From Inception
                                          For the three months    through the period
                                           ended September 30,    ended September 30,
                                          --------------------    -------------------
                                                  2001                  2001
                                          --------------------    -------------------


REVENUE                                        $   121,054            $   989,024
                                               -----------            -----------
          Total revenues                           121,054                989,024
EXPENSES
     Depreciation                                      410                    820
     General and administrative                    394,611              1,638,049
     Loan processing expense                        11,050                214,574
                                               -----------            -----------
          Total expenses                           405,770              1,853,443
                                               -----------            -----------

Income (loss) before income taxes                 (284,716)              (864,419)

Income taxes (benefit)                                --                     --
                                               -----------            -----------
NET (LOSS)                                     $  (284,716)           $  (864,419)
                                               -----------            -----------

Other comprehensive income, net of tax:
     Unrealized loss on securities
         available for resale                   (1,439,921)            (1,951,951)
                                               -----------            -----------

COMPREHENSIVE (LOSS)                           $(1,724,637)           $(2,816,370)
                                               ===========            ===========

Basic and diluted earnings per share           $     (0.23)           $     (0.51)
                                               ===========            ===========
Basic and diluted weighted average number
   of shares outstanding for the periods         7,378,547              5,504,621
                                               ===========            ===========



The accompanying notes are an integral part of this financial statement.



                             INVVISION CAPITAL, INC
                       (Formerly known as Park Pass, Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
     FOR THE PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH September 30, 2001
                                  (unaudited)


                                              Common Stock                                Deficit
                                              $.01 Par Value                              Accumulated  (Loss) on
                                              -----------------------       Additional    During the    Available
                                                                            Paid-in       Development   For-sale
                                                  Shares        Amount      Capital       Stage         Securities        Total
                                              -----------    -----------    -----------   ----------    ----------      -----------


Balance, February 15, 2001                                   $              $             $             $               $

Common stock issued
      For cash on February 21, 2001                10,000             10          9,990                                      10,000
      For cash on February 22, 2001                 5,000              5          4,995                                       5,000
      For cash on February 27, 2001                 5,000              5          4,995                                       5,000
      For cash on March 2, 2001                     5,000              5          4,995                                       5,000
      For cash on March 27, 2001                   25,000             25         24,975                                      25,000
         For cash and notes April 20, 2001        373,984            374        362,018                                     362,392

Common stock issued in connection
         with merger on April 20, 2001          1,342,156          1,342          1,342

Common stock issued in connection
      with the acquisition of land                400,000            400        399,600                                     400,000

Common stock issued in connection
      with land option contract agreement       3,000,000          3,000      2,997,000                                   3,000,000

Common stock issued in connection
         with investment in equity securities   1,891,731         1,892      1,889,839                                    1,891,731

Common stock issued in connection
         with professional services               219,237            219        219,018                                     219,237

Common stock issued in connection
         with investment in equity securities     188,676            189         30,321                                      30,510

Common stock issued
         For cash                                 115,640            115        115,525                                     115,640
Change in market value of
         available-for-sale securities                                                                    (1,951,951)    (1,951,951)

Net loss for the period February 15, 2001
      (inception) through
         September 30, 2001                                                                  (864,419)                     (864,419)
                                              -----------    -----------    -----------   -----------   --------------  -----------

Balance, September 30, 2001                     7,581,424    $     7,581    $ 6,063,271   $  (864,419)  $ (1,951,951)   $ 3,254,482
                                              ===========    ===========    ===========   ===========   ==============  ===========


The accompanying notes are an integral part of this financial statement.




                             INVVISION CAPITAL INC.
                       (Formerly known as Park Pass, Inc.)
                         ( A development Stage Company )
                 Condensed Consolidated Statements of Cash Flows
          From February 15, 2001 (Inception) through September 30, 2001
                                   (unaudited)

                                                                                2001
                                                                            ------------

OPERATING ACTIVITIES
       Net income (loss)                                                    $  (864,419)
       Charges and credits to net income not affecting cash
            Depreciation                                                            820
       Changes in assets and liabilities
            Accounts receivable                                                (345,853)
                  Mortgage loans in process                                    (883,632)
                  Prepaid expenses                                               (7,148)
                  Notes receivable                                              (31,875)
                  Accounts payable                                              489,496
                  Line of credit                                                883,632
                  Accrued liabilities                                           192,809
                                                                            -----------
NET CASH FROM OPERATING ACTIVITIES                                             (566,170)
                                                                            -----------
INVESTING ACTIVITIES
       Acquisition of properties and equipment                                   (8,207)
                                                                            -----------
NET CASH USED FOR INVESTING ACTIVITIES                                           (8,207)
                                                                            -----------
FINANCING ACTIVITIES
       Sale of common stock                                                     718,902

                                                                            -----------
NET CASH FROM (USED FOR) FINANCING ACTIVITIES                                   718,902
                                                                            -----------

NET DECREASE IN CASH                                                            144,525

CASH AT BEGINNING OF PERIOD                                                        --
                                                                            -----------
CASH AT END OF PERIOD                                                       $   144,525
                                                                            ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for land                                                $   400,000
Common stock issued for option to purchase land                               3,000,000
Common stock issued in exchange for equity shares of long-term investment     1,951,951
                                                                            -----------

                     TOTAL                                                  $ 5,351,951
                                                                            ===========

The accompanying notes are an integral part of these financial statements.

                             INVVISION CAPITAL INC.
                       (Formerly known as Park Pass, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          From February 15, 2001 (Inception) through September 30, 2001

Note 1.        Description of Business

     Invvision Capital, Inc., ("the Company")is a development stage company that was incorporated in February 2001 under the laws of the State of Texas. Subsequent to March 31, 2001 the Company entered into a Plan and Agreement of Merger with Omni Park Pass, Inc.("OPPI") a company incorporated under the laws of the State of Nevada.

     On April 20, 2001, the Company completed a reverse stock split merger with OPPI resulting in the shareholders of the company owning 79.4 percent of outstanding shares of OPPI. OPPI name was then changed to Invvision Capital, Inc. As a result of the merger the Company is now incorporated Under the laws of Nevada and comparative financial information is only available from the February 15, 2001 inception date forward.

     The Company is committed to the creation of value through the pursuit of strategic opportunities in real estate development and various technologies enabling the Company to achieve its substantial growth projections. The Company believes that the most efficient and effective way it can optimize an aggressive yet responsible growth velocity is through the adoption of a well-defined acquisitions strategy.

     Initially, the pursuit of potential acquisitions that can provide a substantial increase in the asset base and overall net worth of the Company in order to facilitate and support future acquisitions by the Company. Subsequently, the pursuit of potential acquisitions that will enhance the Company's ability to generate positive cash flow and earnings from Company operations. Finally, the continual pursuit of potential acquisitions that present the opportunity for the Company to enhance or improve its utilization of technology in corporate and/or subsidiary operations, marketing and management systems as well as in new product and services development.


Note 2.        Summary of Significant Accounting Policies

     Cash Equivalents

     For purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to cash equivalents.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Start up Activities

     Costs of start-up activities, including organization costs, are expensed as incurred.

                             INVISION CAPITAL, INC.
                       (Formerly known as Park Pass Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
         From February 15, 2001 (Inception) through September 30, 2001

Note 2.        Summary of Significant Accounting Policies - continued

     Concentration of Credit Risk

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

     Consolidations

     The consolidated financial statements of the company include the accounts of Invvision Mortgage, Inc. a wholly owned subsidiary of the company. All significant inter-company transactions have been eliminated.

    Goodwill

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

     The Company leases certain office space from an entity affiliated with a director of the Company under an operating lease agreement, which expires during fiscal year 2003. The lease contains renewal options after the three-year periods are complete. The future minimum rental commitment at September 30, 2001 for noncancelable operating leases by fiscal year are:

              2002                                            $  45,000
              2003                                               60,000
              2004                                               60,000
                                                              ---------
              Totals                                          $ 165,000
                                                              =========

                                 INVISION CAPITAL, INC.
                       (Formerly known as Park Pass Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
         From February 15, 2001 (Inception) through September 30, 2001

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

     The components of the deferred tax asset (liability) are as follows:

              Gross deferred tax assets:

              Net operating loss carry forwards                 $  316,200

              Valuation allowance                                 (316,200)
                                                                -----------

                         Net deferred tax asset (liability)     $
                                                                ===========

     At September 30, 2001, the Company has an operating loss carry forward for tax purposed of approximately $864,000, which expires through 2006.


Note 5.        Risk and Uncertainties

     At March 31, 2001, the Company owns an option to purchase 19.64 acres in northwest Dallas County, Texas. Such option is valued at $3,000,000 and is exercisable until 30 days after the release by the Texas National Resource Conservation Commission ("TNRCC") relating to certain environmental matters. Such release has not been obtained. The Company expects the costs of environmental remediation, if any will not be material.

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

                             INVISION CAPITAL, INC.
                       (Formerly known as Park Pass Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          From February 15, 2001 (Inception) through September 30, 2001

Note 6.        Line of Credit

     As part of the Company's operating needs for processing mortgage loans it Has entered into a line of credit agreements with banks to facilitate their mortgage brokering operations. The amounts available under the line agreement is $10,000,000. The line of credit is secured by the mortgages being processed. As of September 30,2001 the line of credit was secured by Loans in Process totally $883,632.

                    Line of credit balance as of September 30, 2001     $883,632


Note 7.        Employee Benefit and Stock Option Plan

     On May 4, 2001 the Board of Directors approved an Employee Benefit and Stock Option Plan for the officers and employees of the company. The plan allows for 2,000,000 shares of the common stock of the Company over the term of the plan, with no more than 300,00 shares issued in any one year.

     No shares have been issued as of September 30, 2001.


Note 8.        Long-term Investments

     The Company holds investments in certain equity securities as of September 30, 2001. It is the intention of the company to hold these securities and they are being classified as available for sale.

                                                                    Value
                    Starnet Financial Inc.       Cost         September 30, 2001

                       7,807,804 shares        $1,951,951           $-0-

Note 9.        Subsequent Events

     Subsequent to the quarter ended September 30, 2001 the company closed on its purchase of 19.64 acres in northwest Dallas county. The land has been appraised at $6.4 million. As part of the purchase the company assumed $2,713,300 in short term debt and will issue 290,000 shares of company stock at $1.00 per share. The Company is negotiating to sale a majority of the property to a third party and develop the land as a fueling and travel plaza.

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

Subsequent to the September 30, 2001 financial statements the company has closed on its purchase of acreage in northwest Dallas county. The company plans to sell a majority of the site to a development partner and build a fueling stations. The Company plans to take advantage of various tax benefits offered by this new partner to sell fuel and other products at discounts rates. The company believes it can generate significant profits taking advantage of these tax benefits.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

               None

Item  2.     Changes in Securities.

               Registrant has made no changes in its securities during the quarter ended September 30, 2001.

Item  3.     Defaults Upon Senior Securities.

               Registrant has no senior securities and accordingly no defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

               Registrant submitted no matters to its stockholders for a vote during the quarter ended September 30, 2001.

Item  5.     Other Information.

               None.

Item 6.      Exhibits and Reports on Form 8-K.

               None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                     INVVISION CAPITAL, INC.
                                                     --------------------------
                                                      (Registrant)


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

DATE:   November 14, 2001
        Carrollton, Texas