Form 10KSB
period 2001-12-31
INVVISION CAPITAL INC
filed 2002-05-13
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB


  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001, or

  [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.


                             INVVISION CAPITAL, INC.
                ------------------------------------------------
               (Name of the Small Business Issuer in its charter)


       Nevada                     333-80429                 75-2823489
 ----------------------    ----------------------   ---------------------------
(State of incorporation)  (Commission File Number) (Employer Identification No.)


               2515 Tarpley Road, Suite 100, Carrollton, Texas 75006
               -------------------------------------------------
                    (Address of principal offices) (Zip Code)


Issuer's  telephone number:   (214) 390-0801

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock


Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's estimates revenues for its recent fiscal year: $569,309

     State The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of December 31, 2001: $3,099,511

     As of December 31, 2001 there were outstanding 7,871,424 shares of Invvision Capital, Inc. common stock, par value $.0001 per share.

                             INVVISION CAPITAL, INC.
                     Form 10-KSB Report for the Fiscal Year
                             Ended December 31, 2001

                                TABLE OF CONTENTS


                                                                         Page



                                     PART I

Item 1. Description of Business ........................................  2

Item 2. Description of Properties ......................................  3

Item 3. Legal Proceedings ..............................................  4

Item 4. Submission of Matters to a Vote of Security Holders ............  4



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................  4

Item 6. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................  4

Item 7. Financial Statements ...........................................  5

Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................  6



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant ............  6

Item 10. Executive Compensation ........................................  7

Item 11. Security Ownership of Certain Beneficial
          Owners and Management ........................................  7

Item 12. Certain Relationships and Related Transactions ................  7



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ..........................................  8

SIGNATURE ..............................................................  9

            CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10KSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the timing, amount and nature thereof), drilling and reworking of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, oil and gas prices and demand, exploitation and exploration prospects, and other development trends of the oil and gas industry, and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Invvision Capital, Inc. ("Invvision") in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

Invvision cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, general economic, market and business conditions, the regulatory environment, business opportunities that may be presented to and pursued by Invvision, changes in laws or regulations, availability to obtain additional financing on favorable conditions, trend projections, and other factors, many of which are beyond the Company's control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

Significant factors that could prevent Invvision from achieving its stated goals include: the inability of Invvision to obtain financing for capital expenditures and acquisitions, declines in the market prices for real estate or related development, and adverse changes in the regulatory environment affecting the Company.

The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by Invvision or persons acting on its or their behalf.

Invvision undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1. Description of Business

General
-------

     (a)  Business Development.

     The Company started the year 2000 as Asset Servicing Corporation ("ASC") and was in the business of originating, underwriting, documenting, closing, funding, and servicing leases for manufacturing and transportation equipment for businesses.

     On July 10, 2000, the Company merged with Par Pass.com, Inc. And changed its name to Omni ParkPass, Inc. ("OPPI") which was in the business of designing, developing and integrating software systems in the live entertainment and amusement park industries. Due to technical software and installation issues, in March 2001, the Company abandoned its efforts in this market.

     On April 28, 2001, the Company acquired all of the outstanding shares of Invvision Capital, Inc., a Texas corporation. The Company effected a 1 for 8 reverse split of its shares leaving 1,892,156 shares outstanding prior to the acquisition and issued 4,257,393 shares to the shareholders of Invvision in exchange for 100% of the outstanding stock of Invvision Capital, Inc.


     b)   Business of the Issuer.

     Invvision Capital Inc. is a commercial and industrial real estate and business development company. The Company's near term business strategy provides for it to pursue vertically integrated projects including the acquisition, development and operation of retail food and fuel outlets and power generation facilities.

     During the fiscal year ended December 31, 2001, the Company implemented this strategy by actively focusing upon the development of venture relationships with Native American Indian tribes recognized by the U.S. Government.

     In October of 2001, the Company completed the purchase of 19.46 acres of undeveloped real estate located at a major intersection in Carrollton, Texas. (see "Description of Property" and "Certain Relationships and Related Transactions") The new George Bush Turnpike, expected to be partially completed in 2003; will border the West boundary of this property. Luna Road, which is the West boundary of the property, will serve as a six-lane service road for the freeway.

     The entire property is currently under the Industrial zoning classification and the Company has set aside four acres upon which it expects to complete the development of a fuel plaza complex along with branded fast food outlets and convenience store. The Company expects the balance of the property to be sold to third parties for development.

     On December 17, 2001 the Company entered into a Memorandum of Understanding with the Delaware Indian Tribe providing for them to act as co-developer on the project.

     The Company has completed negotiations on a second project with a California based Indian tribe and is awaiting final signatures for the Tribe on the agreements. This project includes the development, construction and operation of a retail fuel plaza, convenience store and fast food facility. In addition, the project includes the development of power generating plants to serve the immediate area with some initial excess capacity, which would be available to generate power for sale into the power grid.

     The Company's marketing efforts over the past fiscal year have concentrated upon obtaining agreements with other Indian tribes for the development of similar projects including local power generation.

     These projects are subject to various local, Tribal level, State and Federal regulations depending upon type and location. There is no assurance that required government authorizations will be obtained or that required funding will be obtained to complete any of the Company's projects. However, the Company believes that is has the required expertise and experience through it officers, associates, consultants and partners to successfully complete the elements necessary for the successful completion of these projects. Item 2. Description of Property.

     On or about April 1, 2001, a Texas limited liability partnership, Restlawn Group LLP, which is 51% owned by Rea Capital Corporation of which I am an officer and director and is wholly owned by Rea Brothers Limited of which I am also an officer and director assigned a contract to purchase 19.45 acres of property at the south east corner of Beltline Road and Luna Road in the City of Carrollton, Texas to Invvision Capital. Rea Capital's share of the assignment was 1,650,000 shares of Invvision Capital stock. Upon the subsequent closing of the property by Invvision Capital on October 22, 2001, the Restlawn Group LLP also received a third lien note on the property in the amount of $801,000 bearing interest at 8% per year.

     Invvision leases office space at a rate of $5,000 a month from a company affiliated with a director of the Company which will expire during fiscal year 2003.


Item 2.  Description of Property.

     During March of 2001, Invvision Capital, Inc., the predecessor to the Company acquired 2.25 acres of unimproved real estate in northwest Dallas County, Texas in exchange for 400,000 shares of its common stock valued by the company at $1 per share.

     On October 22, 2001, the Company completed the acquisition of 19.45 Acres of undeveloped real property at the southeast corner of Beltline Road and Luna Road in the City of Carrollton, Texas. In March of 2001, the Company acquired an assignment of a contract to purchase this property from Restlawn, Inc and issued 3,000,000 shares in exchange. The Company has recorded the cost of this assignment at $264,500, the historical cost basis of the transferor. The property was closed by the issuance of 254,000 additional common shares to Restlawn, Inc. and by the issuance of mortgages in the amounts of $1,535,000, $200,000 and $801,000, all subject to interest at the rate of 8% per annum. (see "Certain Relationships and Related Transactions"). The Company also incurred $161,530 of additional closing costs in this transaction. This property is currently subject to ongoing development work by the Company. A study is under way by the Texas Natural Resource Conservation Commission to determine the extent of contamination if any and the cost of cleanup of the former landfill site Management believes that it is reasonably possible that some contamination may exist and that the cost to the Company could approach $500,000. It is expected that the study will be completed by July 2002. This cost has been anticipated as part of the land cost in the projected development of the property. (see " b) Business of the Issuer" above)

     The Company's executive offices are located in office space leased from TCMC US, Inc. a Texas company owned partially by Rea Capital, Inc., director and shareholder of the Company. Lease payments for this space are $5,000 per month under a lease, which will expire December 31, 2003. (see "Certain Relationships and Related Transactions")

Item 3. Legal Proceedings.

     The Company was not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the security holders during the reported period.


                                    PART II


Item 5. Market for Common Equity and Related Stockholders Matters.

     The Company is organized under the laws of Nevada, and its common stock is traded on the OTC Bulletin Board under the symbol of INVA (it was previously traded under the symbol OMNP). No dividends on the Company's common stock have been declared or paid since the Company's inception and none are anticipated in the near future, since retained earnings in the foreseeable future are expected to be reinvested by the Company.

     The Company had approximately 314 shareholders as of December 31, 2001.

The following chart reflects the trading range during each quarter:

          Calendar Quarter Ending           High              Low
          -----------------------           -----             ----
          March 31, 2000                     n/a               n/a
          June 30, 2000                      6.00              6.00
          September 30, 2000                 2.85              1.38
          December 31, 2000                  1.38              0.38
          March 31, 2001                     2.40              1.25
          June 30, 2001                      2.40              1.01
          September 30, 2001                 0.55              0.98
          December 31, 2001                  0.55              0.35


     During the year ended December 31, 2001, the Company has engaged in the following sales of unregistered securities.

     On April 20, 2001, the Company issued 4,257,393 common shares in exchange for 100% of the shares of Invvision Capital, Inc. The Company subsequently changed its name to Invvision Capital, Inc.


Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Fiscal Year ended December 31, 2001

     During the fiscal year ended 12/31/01, the Company recorded a net loss of $351,733 on Revenues of $569,309. These resulted from Mortgage Banking operations engaged by the Company through a separate business division. This division employed 20 mortgage brokers and three non broker employees. During the year, Management elected to make a significant change in its strategic business plan. Pursuant to this change in direction it elected to close down its mortgage banking activities and concentrate on it new direction, real estate and business development with emphasis on transactions and relationships with Indian tribes recognized by the United State government. The mortgage banking division now has no employees and some of the assets including the mortgage production pipeline were transferred to the former Chief Financial Officer of that division. As the mortgage pipeline is closed, the Company's warehouse line of credit (credit lines for mortgage production) will be paid down and not extended further. The Company expects to sell the remaining mortgage operation including licensing in the coming fiscal year.

Liquidity
---------

     The Company expects to finance it future operations including development activity through various means of corporate and project finance and through the issuance of additional securities as it deems appropriate. In May 2001 the Company raised an additional $100,000 from the sale of an option to purchase (as amended) 2,000,,000 shares of the Company's common stock at a price of $.50 per share. The options expire February 28, 2005 and there is no assurance when and if they will be exercised.

     In addition during the coming fiscal year, the Company expects to raise additional funds from the sale of remaining assets of it mortgage banking operation. There is currently no contract for the purchase of this property and therefore no assurance how much or if funds will be realized.

Segment Information
------------------

     The Company's operating segments consist of its mortgage banking activities, its real estate development activities and its general corporate capital funding activities, each of which are conducted through separate subsidiary corporations. The general corporate capital funding activities consist of those activities related to raising additional equity capital and/or debt financing needed to provide for the continued development and operation of its mortgage banking activities and its real estate development activities. Information related to these operating segments is contained in the following schedule. There were no transactions between operating segments.


                                             Corporate      Real Estate      Mortgage     Consolidated
                                             Overhead       Development      Banking          Totals
                                             ---------      -----------      --------     ------------
Revenues from external customers                    -               -        569,309         569,309
Interest expense                                    -          60,277        133,580         193,857
Depreciation                                        -               -          1,641           1,641
Non-cash consulting and investment
    advisory fees                             318,786               -              -         318,786
Net operating loss                      (   1,192,188) (       50,162) (     351,734)  (   1,594,084)
Expenditures for long-lived assets                  -       3,452,030          8,207       3,460,237




Item 7. Financial Statements.

         The financial statements dated December 31, 2000 are incorporated by reference and attached as an exhibit to this document.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     As a result of the previously reported change of control the registrant engaged a new independent accountant as the principal accountant to audit the registrant's financial statements. The new independent accountant is Turner, Sone & Company, Dallas Texas. The change in accountants, which was effective was recommended by the registrant's President and approved by the board of directors.

     The former accountant's report on the financial statements as of and for the fiscal year ended December 31, 2000 was unqualified and contained a "going concern" comment. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     Prior to the new engagement, the registrant had not consulted the new accountant regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the financial statements, or any advice as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement with the previous accountant.

     A letter from Weaver and Tidwell, L.L.P., the former accountants is attached as an exhibit to this form 10KSB.


                                   PART III


Item 9. Directors and Executive Officers, Promoters and Control Persons.


   Name                    Age      Position                 Held Since
   ----                    ---      --------                 ----------
Edward P. Rea              61       Chairman and Director    April 2001

John Edward Rea            36       President and Director   April 2001

Larry K. Akins             56       Director                 October 2001



     Edward P. Rea co-founded the Company and served as its Chairman since inception. From 1998 through 2002 he has served as a Director of Starnet Financial, Inc. and from 1994 through 1999 he served as chairman of The Crafters Marketplace Ltd., a retail craft mall. Mr. Rea has 35 years of experience in real estate development projects in Denver, Colorado, Dallas, Texas, and Atlanta, Georgia. He is the father of John Edward Rea, President and Director of the Company.

John Edward Rea is President and Director and overseas the daily operations of the Company. From May 1994 to the present, he has served as President of Rea Brothers Limited. He is founder and President of the Crafters MarketPlace with 200,000 plus square feet of rental space and 200 employees. He attended Southern Methodist University 1983 through 1985. He is the son of Edward R. Rea.

Larry K. Akins is a Director of the Company. He currently serves as President of Invvision Development, Inc. From July 2000 through October of 2001 he served as Tribal Liasion with the US Environmental Protection Agency. From 1996 through 1999 he worked with Tom Thumb. He graduated from Washburn Law School in 1972.

In November 2001, The Crafters Marketplace, Ltd., an Ontario corporation filed for bankruptcy protection under the Ontario Bankruptcy Act. John Edward Rea was director and officer of the corporation. The only secured creditor, 1496707 Ontario, Inc., made a demand for payment on the companies loans. This led to the bankruptcy filing and subsequently to the sale of 1496707 Ontario, Inc, to a company controlled by Rea Brothers Limited of which he is an officer and director.

Item 10.    Executive Compensation

     The Company currently pays no compensation directly to its executives, however it currently has a one year Consulting Services Agreement, beginning February 15, 2001 with Rea Capital Corporation of which John Edward Rea is a director. This contract provides for the payment of a monthly fee in the amount of $20,000 to Rea Capital Corporation. These funds pay for business management, administrative, accounting and advisory services. (See "Item 12. Certain Relationships and Related Transactions")


Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2000. The table sets forth the information based on 7,871,424 common shares issued and outstanding as of December 31, 2001.

Information is contained herein pursuant to Item 405 Regulation S.B., however Form 3 and Form 5 pursuant to Rule 16 have not been filed as of this date


                                                     Amount and
                          Name of                    Nature of          Percent
                          Beneficial                 Beneficial            of
Title of Class            Owner                      Ownership           Class
--------------------------------------------------------------------------------
Common                    Edward P. Rea            13,500 Direct         28.40%
                                                2,222,450 shares*
                                                  owned by Rea
                                                  Capital, Inc.
                                                (see Item 12 below)

Common                    John Edward Rea       2,222,450 Shares*        28.21%
                                                   owned by Rea
                                                  Capital, Inc.
                                                (see Item 12 below)

Common                    Larry K. Atkins           None                  0.00%
--------------------------------------------------------------------------------
Common                    All Directors and
                          Officers as a Group    2,235,950 shares        28.41%


* Edward P. Rea and John Edward Rea are beneficial owners of the same shares.


Item 12. Certain Relationships and Related Transactions

     Automated Business Companies, Inc., which was owned by a former controlling shareholder of the Company, was in April 2001 issued 165,000 shares of the Company's common stock in exchange for $296,550 in liabilities owed to Automated Business Companies, Inc. In addition, $65,455 in liabilities of the Company was assumed individually by the controlling shareholder as additional paid in capital.

     Restlawn Inc. ("Restlawn") assigned a contract for the purchase of 19.64 acres of undeveloped real estate to the Company in exchange for 3,000,000 shares of the Company's common stock. (see "Business of the Issuer" and "Description of Property") At the closing of the purchase of this Property by the Company, Restlawn was issued an additional 254,000 shares of the Company's common stock and a mortgage on the undeveloped real estate in the amount of $801,000 carrying interest at the rate of 8% per annum. A majority of Restlawn is owned and Rea Capital Corporation, a major shareholder of the Company, controls that company. (see below)

     Rea Capital Corporation ("Rea Capital") has entered into a consulting contract with the Company to provide business management and financial consulting services. The initial term of this contract was for a period of one year beginning on February 15, 2001. (See Item 10 "Executive Compensation") This contract the payment of $20,000 per month plus reimbursement of service related expenses. Rea Capital is wholly owned by Rea Brothers Limited, an Ontario, Canada corporation ("Rea Brothers") Rea Brothers is wholly owned by a family member of an officer and two directors of the Company.



                                    Part III

Index to Exhibits:

Number
------

16.     Resignation letter form Weaver and Tidwell, L.L.P.

99.     Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2002.



                    INVVISION CAPITAL, INC.


                     By:  /s/  John Edward Rea
                          ----------------------------
                          Mr. John Edward Rea, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 8, 2002.