Form 10QSB
period 2002-03-31
INVVISION CAPITAL INC
filed 2002-06-12
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarter ended March 31, 2002

                                       OR

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________


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


Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 31, 2002 there were outstanding 7,871,944 shares of Invvision Capital, Inc. common stock, par value $.0001 per share.

                             INVVISION CAPITAL, INC.
                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I - Financial Information                                             1

Item 2. Management's Discussion and Analysis                              10


PART II - OTHER INFORMATION                                               11


Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K




SIGNATURE PAGE                                                             12

            CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10QSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements.

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

                          PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                             Turner, Stone & Company
                          Certified Public Accountants
                   A Registered Limited Liability Partnership
                      12700 Park Central Drive, Suite 1610
                                Dallas, TX 75251



                         Independent Accountants' Report


Board of Directors and Stockholders
Invvision Capital, Inc


We have reviewed the accompanying consolidated balance sheets of Invvision Capital, Inc. as of March 31, 2002, and the related consolidated statement of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Turner, Stone & Company
---------------------------
Turner, Stone & Company
Certified Public Accountants
June 11, 2002

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS



                                                      Assets
                                                      ------



                                                                        March 31, 2002       March 31, 2001
                                                                        --------------       --------------
Current assets:
     Cash                                                                $     4,043         $    20,238
     Receivables and advances                                                 47,091                   -
     Prepaid expenses                                                          8,483                   -
                                                                        --------------       --------------
         Total current assets                                                 59,617              20,238

Property and equipment, at cost, net of
     accumulated depreciation                                                  5,910                   -

Other assets:
     Investment in unimproved real estate                                  3,452,030             400,000
     Investment in available for sale equity
       securities, at fair value                                              39,039                   -
     Option to purchase land                                                       -             264,500
                                                                        --------------       --------------
                                                                        $  3,556,596         $   684,738
                                                                        ==============       ==============

























               The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS





                                       Liabilities and Stockholders' Equity
                                       ------------------------------------


                                                                        March 31, 2002        March 31, 2001
                                                                        --------------        --------------
Current liabilities:
     Accounts payable, trade                                         $       504,752       $       5,408
     Accrued expenses                                                        499,069                 759
     Note payable                                                             50,000                   -
     Current portion of mortgages payable                                     11,770                   -
                                                                        --------------        --------------
         Total current liabilities                                         1,065,591               6,167
                                                                        --------------        --------------
Mortgages payable, net of current portion                                  2,629,230                   -
                                                                        --------------        --------------
Commitments and contingencies                                                      -                   -

Stockholders' equity:
     Preferred stock, $.001 par value, 15,000,000
        shares authorized, no shares issued and outstanding,
        no rights or preferences determined                                        -                   -
     Common stock, $.001 par value, 50,000,000
        shares authorized, 7,871,944 and 3,450,000
        shares issued and outstanding, respectively                            7,872               3,450
     Paid in capital in excess of par                                      3,431,904             711,050
     Common stock warrants                                                   100,000                   -
     Notes receivable, common stock subscribed                     (          29,925)                  -
     Accumulated deficit during the development stage              (       1,735,164)    (        35,929)
     Accumulated other comprehensive loss                          (       1,912,912)                  -
                                                                        --------------        --------------
                                                                             138,225             678,571
                                                                        --------------        --------------
                                                                  $        3,556,596    $        684,738
                                                                        ==============        ==============















               The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              AND COMPREHENSIVE LOSS




                                                                        March 31, 2002         March 31, 2001
                                                                        --------------         --------------

Revenues                                                                 $    80,980            $         -

Cost of revenues                                                               7,467                      -
                                                                        --------------         --------------
Gross profit                                                                  73,513                      -

Selling and marketing expenses                                                 2,530                      -
General and administrative                                                   189,065                 35,929
                                                                        --------------         --------------
Operating loss                                                          (    118,082)          (     35,929)

Interest expense                                                              22,998                      -
                                                                        --------------         --------------
Loss before income taxes                                                (    141,080)          (     35,929)

Provision for income taxes                                                         -                      -
                                                                        --------------         --------------
Net loss                                                                (    141,080)          (     35,929)

Unrealized loss on decline in value
     of available for sale equity securities                                       -                   -
                                                                        --------------         --------------
Comprehensive loss                                                     $(    141,080)         $(     35,929)
                                                                        ==============         ==============

Loss per share:

     Basic                                                             $(        .02)         $(        .03)
     Diluted                                                           $(        .02)         $(        .03)

















               The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     March 31, 2002         March 31, 2001
                                                                     --------------         --------------
Cash flows from operating activities:

     Cash received from customers                                    $      393,619         $          -
     Cash paid to employees                                            (     70,065)                   -
     Cash paid to suppliers                                            (     72,891)         (    29,762)
     Interest paid                                                     (     22,998)                   -
                                                                     ---------------        -------------
        Cash provided by (used in) operating activities                     227,665          (    29,762)
                                                                     ---------------        -------------
Cash flows from investing activities:

     Advances made to others                                           (        689)                   -
                                                                     ---------------        -------------
        Cash used in investing activities                              (        689)                   -
                                                                     ---------------        -------------

Cash flows from financing activities:

     Proceeds from issuance of common stock                                      525              50,000
     Repayment of line of credit                                       (     312,639)                  -
     Proceeds from note payable                                               60,000                   -
                                                                     ----------------       -------------
        Cash used in (provided by) financing activities                (     252,114)             50,000
                                                                     ----------------       -------------
Net increase (decrease) in cash                                        (      25,138)             20,238

Cash at beginning of period                                                   29,181                   -
                                                                     ----------------       -------------
Cash at end of period                                                $         4,043        $     20,238
                                                                     ================       =============



















               The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS




                                           Reconciliation of Net Loss to
                                            Net Cash Used in Operations
                                            ---------------------------


                                                                   March 31, 2002        March 31, 2001
                                                                    --------------        --------------

Net loss                                                            $(     141,080)      $(       35,929)
                                                                    ---------------      ----------------
Adjustment to reconcile net loss to
   net cash used in operations:

     Depreciation                                                   $          656       $             -
     (Increase) decrease in mortgages held for sale                        312,639                     -
     (Increase) decrease in prepaid expenses                         (       1,700)                    -
     Increase (decrease) in accounts payable                                13,851                 6,167
     Increase (decrease) in accrued expenses                                43,299                     -
                                                                    ---------------      ----------------
        Total adjustments                                                  368,745                 6,167
                                                                    ---------------      ----------------
Net cash provided by (used in) operations                           $      227,665       $(       29,762)
                                                                    ===============      ================



























               The accompanying notes are an integral part of the consolidated financial statements.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and operations

Invvision Capital, Inc. (the Company), formerly Omni Park Pass, Inc. (OMNI), was incorporated in the state of Nevada on May 27, 1998. OMNI's business operations consisted of designing and developing software for use in the entertainment and amusement park industries although no significant revenues were generated from this activity and as a result of recurring significant operating losses, in March 2001, the board of directors voted to shut down business operations and attempt to sell the Company or its assets.

On April 20, 2001, the Company merged with Invvision Capital, Inc. (ICI), a Texas corporation, by issuing 4,257,393 common stock shares valued at $4,257 in exchange for all of the outstanding common stock of Invvision Capital, Inc.
(ICI). Immediately prior to the merger, OMNI effected several capital stock transactions, including an 8 to 1 reverse common stock split, to change its capital structure (Note 2). On April 23, 2001, OMNI changed its name to Invvision Capital, Inc.

ICI was incorporated in the state of Texas on February 15, 2001. Prior to this merger transaction, ICI had no active business operations. However, in connection with its formation, ICI acquired an unimproved parcel of real estate and an assignment of contract to purchase another unimproved parcel of real estate (Notes 3 and 7), which it plans to develop. Additionally, in April 2001, the Company began conducting mortgage banking activities involving the origination and underwriting of residential mortgage loans.

The merger transaction was accounted for as a reverse merger using the purchase method of accounting with ICI acquiring OMNI for financial reporting purposes. As a result, the accompanying consolidated financial statements have been restated to present the financial position and operating results of ICI as the acquiring entity. Because OMNI did not have any assets or liabilities and had no business operations, no portion of the purchase price was allocated to goodwill. Instead, the excess of the purchase price over the fair value of net assets acquired has been charged against operations and reflected in the accompanying consolidated financial statements as an acquisition cost.

Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries Invvision Development, Inc., Invvision Mortgage, Inc., Invvision Funding, Inc., INVA#1, Inc. and INVA#2, Inc. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

Basis of presentation and going concern uncertainty

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the Company's 2001 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the Company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of the Company and of its operations.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company incurred an operating loss during the quarter and it has a net working capital deficit of over $1.0 million. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its operations and management anticipates revenues to be generated by the end of 2002. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Management estimates

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

Cash flows

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. None of the Company's cash is restricted.

Revenue recognition

Pursuant to Statement of Financial Accounting Standards No. 65, Mortgage Banking Activities, revenues from the origination and processing of residential mortgage loans are recognized as income at the time the related loans are sold (Note 10). Other fees, representing reimbursements for the costs of specific services, are recognized as income at the time the services have been performed.

All mortgage loans originated by the Company are held for sale and are reported at the lower of cost or market value. Direct loan origination costs are capitalized as part of the carrying value of the related loan.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. For the period January 1, 2002 through March 31, 2002, depreciation expense totaled $656.

Loss per share

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the periods ending March 31, 2002 and 2001, basic loss per share amounts are computed using 7,871,424 and 1,316,000 weighted average number of common stock shares outstanding respectively. No effect has been given to the assumed exercise of outstanding stock options because the effect would be antidilutive.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.       COMMITMENTS AND CONTINGENCIES

Legal matters

The Company is subject to legal proceedings that arise in the ordinary course of business. As of this date, the Company is not a party to any lawsuits, either as plaintiff or as defendant. Management is not aware of any matters that could result in a lawsuit or other legal contingencies.

Environmental matters

During the period ended December 31, 2001, the Company acquired a 19.64 acre tract of land (Note 3) that was formerly a landfill for the city of Carrollton, Texas. There is currently an environmental study in progress by the Texas Natural Resource Conservation Commission (TNRCC) to determine the extent of contamination and the costs associated with the clean up. As of this date, the extent of contamination has not been defined. Management believes it is reasonably possible that some contamination will exist and that the cost of clean up to the Company could approach $500,000 on an undiscounted basis. However, it is reasonably possible that this estimated loss contingency could change as the environmental study is completed, currently estimated to occur sometime by the end of July 2002. A loss accrual for clean up costs has not been provided for in the accompanying consolidated financial statements.



3.       SEGMENT INFORMATION

The Company's operating segments consist of its mortgage banking activities, its real estate development activities and its general corporate capital funding activities, each of which are conducted through separate subsidiary corporations. The general corporate capital funding activities consist of those activities related to raising additional equity capital and/or debt financing needed to provide for the continued development and operation of its mortgage banking activities and its real estate development activities. There were no transactions between operating segments.



4.       SUBSEQUENT EVENT

On April 24, 2002, the maturity dates for the mortgages payable (Note 5) were extended to April 30, 2003. In exchange for the extension, the Company will make monthly principal and interest payments of $3,000 beginning June 1, 2002 on the $200,000 mortgage. In addition, the Company agreed to a $12,000 extension fee on the $1,580,000 mortgage, payable in twelve monthly installments of $1,000 beginning May 1, 2002. The RGL mortgage was extended without any additional consideration or changes in terms.

The Company is in the process of disposing of the mortgage operating segment and anticipates completion before the end of June 2002.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

During the first quarter of 2002 the Company began implementation of the decision by the management and board of directors to shift the company's core focus to that of economic development with federally recognized American Indian Tribes. Pursuant to this plan and based upon management's conclusion that financially and operationally, the mortgage origination and brokerage business were inconsistent with this plan, the Company ceased these operation. On April 10th of this year some of the assets of the wholly owned mortgage banking subsidiary including the mortgage pipeline were sold to the CFO of the mortgage company, Malcolm McAlpine. The Company is currently negotiating with a third party buyer to acquire the now dormant mortgage company including licenses and other remaining assets including equipment and tax losses. Invvision Capital expects this sale to be completed by the end of the second quarter.

In addition to the activities which took place during the last half of the last fiscal year toward this new core focus, the company continued during the quarter to negotiate with several American Indian Tribes pursuing the development of numerous projects including energy development, fuel distribution, fuel stations and convenience stores, environmental remediation projects, tribal housing and financial investments.

The companies disciplines applied to American Indian Development projects include project feasibility analysis, project development, operations management, capital sourcing, marketing and planning strategies, and financial modeling and control. It is anticipated that the company will begin to realize revenues in these areas by the 3rd quarter of 2002.

The Three Month Period Ended March 31, 2002 Compared to the Three Month Period Ended March 31, 2001.

During the Three Month Period Ended March 31, 2002 the Company reported revenues, of $80,980, up from no income for the same period the previous year. Operational Losses for the quarter were $141,080 versus $35,929 for the Quarter ended March 31, 2001 based significantly on an increase in operating expenses from $35,929 to $189,065 for these periods respectively. Total Losses for the Three Month Period Ended March 31, 2002 were $141,080. There were no extraordinary charges for the Quarter Ended March 31, 2002. Significant changes in operating results were due to the closing of the mortgage banking subsidiary.


Liquidity and Commitment for Capital Expenditures
-------------------------------------------------

In March of this year Invvision Capital borrowed $60,000 from a private lender secured by a 2.25 acre of property located in Grapevine, Texas owned by the company. The net proceeds of this loan were used in the operation and overhead of the Company.

The company is currently pursuing additional capital of up to $2,000,000 through the sale of the companies stock and the issuance of company warrants. Although there is no assurance that additional financing to meet the Companies obligations will be forthcoming, the Company expects that this financing will be completed by the 3rd quarter of 2002 and that additional funds my be available from the sale of remaining mortgage banking assets sufficient to meet the Company's needs until it receives revenues from operations.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUMMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matters to the shareholders for a vote during this reporting period.


ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

         None

                                  SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




   Dated:  June 12, 2002                        INVVISION CAPITAL, INC.


                                                By:  /s/  John Edward Rea
                                                ----------------------------
                                                Mr. John Edward Rea, President