Form 10QSB
period 2002-06-30
INVVISION CAPITAL INC
filed 2002-09-12
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarter ended June 30, 2002

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

As of June 30, 2002 there were outstanding 8,221,944 shares of Invvision Capital, Inc. common stock, par value $.0001 per share.

                             INVVISION CAPITAL, INC.
                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I - Financial Information                                             1

Item 2. Management's Discussion and Analysis                              12


PART II - OTHER INFORMATION                                               13


Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K




SIGNATURE PAGE                                                             14

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


ITEM 1. FINANCIAL STATEMENTS


                             Turner, Stone & Company
                          Certified Public Accountants
                   A Registered Limited Liability Partnership
                      12700 Park Central Drive, Suite 1610
                                Dallas, TX 75251



                         Independent Accountants' Report


Board of Directors and Stockholders
Invvision Capital, Inc


We have reviewed the accompanying consolidated balance sheets of Invvision Capital, Inc. as of June 30, 2002, and the related consolidated statement of operations and cash flows for the three and six months then ended. These financial statements are the responsibility of the Company's management.

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



/s/ Turner, Stone & Company
---------------------------
Turner, Stone & Company
Certified Public Accountants
September 11, 2002


                                         INVVISION CAPITAL, INC.
                                           AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED BALANCE SHEETS
                                        FOR THE SIX MONTHS ENDED



                                                 Assets
                                                 ------

                                                                       June 30,2002        June 30, 2001
                                                                      --------------       -------------

Current assets:
     Cash                                                              $       5,377        $    266,980
     Receivables and advances                                                118,720             326,072
     Mortgage loans in process                                                     -           6,799,574
     Prepaid expenses                                                         32,283              13,513
     Note receivable                                                               -              72,145
                                                                       -------------       -------------
         Total current assets                                                156,380           7,478,284

Property and equipment, at cost, net of
     accumulated depreciation                                                  5,254               7,797

Other assets:
     Investment in unimproved real estate                                  3,052,030             400,000
     Investment in available for sale equity
       securities, at fair value                                              39,039             983,700
     Option to purchase land                                                       -           3,000,000
                                                                       -------------       -------------
                                                                       $   3,252,703        $ 11,869,781
                                                                       =============       =============






















                    The accompanying notes are an integral part of the consolidated financial statements.

                                                 INVVISION CAPITAL, INC.
                                                    AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED BALANCE SHEETS
                                                FOR THE SIX MONTHS ENDED





                                         Liabilities and Stockholders' Equity
                                         ------------------------------------


                                                                       June 30, 2002       June 30, 2001
                                                                      --------------      --------------

Current liabilities:
     Accounts payable, trade                                          $      364,509      $      282,797
     Line of credit                                                                -           6,799,574
     Accrued expenses                                                        298,196             349,621
     Note payable                                                             50,000                   -
     Current portion of mortgages payable                                     11,770                   -
                                                                      --------------      --------------
         Total current liabilities                                           724,475           7,431,992
                                                                      --------------      --------------
Mortgages payable, net of current portion                                  2,569,230                   -
                                                                      --------------      --------------
Commitments and contingencies                                                      -                   -

Stockholders' equity:
     Preferred stock, $.001 par value, 15,000,000
        shares authorized for June 30, 2002,
        no shares issued and outstanding, no
        rights or preferences determined                                           -                   -
     Common stock, $.001 and $.01 par value, 50,000,000
        and 20,000,000 shares authorized, 8,221,944
        and 3,450,000 shares issued and outstanding, respectively              8,222               7,277
     Paid in capital in excess of par                                      3,781,554           5,917,426
     Common stock warrants                                                   100,000                   -
     Notes receivable, common stock subscribed                         (      29,925)                  -
     Accumulated deficit during the development stage                  (   1,987,941)      (     578,884)
     Accumulated other comprehensive loss                              (   1,912,912)      (     908,030)
                                                                      --------------      --------------
                                                                       (      41,002)          4,437,789
                                                                      --------------      --------------
                                                                      $    3,252,703      $   11,869,781
                                                                      ==============      ==============











             The accompanying notes are an integral part of the consolidated financial statements.

                                          INVVISION CAPITAL, INC.
                                             AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE LOSS
                                         FOR THE THREE MONTHS ENDED


                                                                      June 30, 2002           June 30, 2001
                                                                    ----------------         ---------------
Revenues                                                            $              -         $             -

Cost of revenues                                                             279,035                       -
                                                                    ----------------         ---------------
Gross profit                                                         (       279,035)                      -

Selling and marketing expenses                                                   465                       -
General and administrative                                                   283,476                  60,410
                                                                    ----------------         ---------------

Operating loss                                                       (       562,976)         (       60,410)

Interest expense                                                              36,908                       -
                                                                    ----------------         ---------------

Loss before income taxes                                             (       599,884)         (       60,410)

Provision for income taxes                                                         -                       -
                                                                    ----------------         ---------------

Loss from continuing operations                                      (       599,884)         (       60,410)

Unrealized loss on decline in value of
     available for sale equity securities                                          -                 908,030
                                                                    ----------------         ---------------

Comprehensive loss                                                   (       599,884)         (      968,440)

Discontinued operations:
     Income from discontinued (sold) IMI
        operations, net of applicable income
        taxes of $0                                                           16,519          (      477,581)
     Loss on disposal of IMI, net of applicable
        income taxes of $0                                           (        16,079)                      -
                                                                    ----------------         ---------------
Net loss                                                            $(       599,444)        $(    1,446,021)
                                                                    ================         ===============

Net loss per share:
     Basic:
        Loss from continuing operations                            $(           .07)         $(          .13)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                   (           .00)         $(          .11)
                                                                    ----------------         ---------------
Net loss                                                           $(           .07)         $(          .24)
                                                                    ================         ===============
     Diluted:
        Loss from continuing operations                            $(           .07)         $(          .13)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                   (           .00)         $(          .11)
                                                                    ----------------         ---------------
Net loss                                                           $(           .07)         $(          .24)
                                                                    ================         ===============


               The accompanying notes are an integral part of the consolidated financial statements.

                                          INVVISION CAPITAL, INC.
                                             AND SUBSIDIARIES
                                      (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS
                                         FOR THE SIX MONTHS ENDED

                                                                                             Inception to
                                                                     June 30, 2002           June 30, 2001
                                                                    ---------------         ---------------
Revenues                                                            $            -          $           -

Cost of revenues                                                           286,086                      -
                                                                    ---------------         ---------------
Gross profit                                                         (     286,086)                     -

Selling and marketing expenses                                               1,270                      -
General and administrative                                                 383,949                 60,410
                                                                    ---------------         ---------------
Operating loss                                                       (     671,305)          (     60,410)

Interest expense                                                            59,907                      -
                                                                    ---------------         ---------------
Loss before income taxes                                             (     731,212)          (     60,410)

Provision for income taxes                                                       -                      -
                                                                    ---------------         ---------------
Loss from continuing operations                                      (     731,212)          (     60,410)

Unrealized loss on decline in value of
     available for sale equity securities                                        -           (    908,030)
                                                                    ---------------         ---------------
Comprehensive loss                                                   (     731,212)          (    968,440)

Discontinued operations:
     Income from discontinued (sold) IMI
        operations, net of applicable income
        taxes of $0                                                         16,519           (    518,473)
     Loss on disposal of IMI, net of applicable
        income taxes of $0                                           (      30,898)                     -
                                                                    ---------------         ---------------
Net loss                                                            $(     745,591)         $(  1,486,913)
                                                                    ===============         ===============

Net loss per share:
     Basic:
        Loss from continuing operations                             $(         .09)         $(        .19)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                    (         .00)         $(        .11)
                                                                    ---------------         ---------------
Net loss                                                            $(         .09)         $(        .30)
                                                                    ===============         ===============
     Diluted:
        Loss from continuing operations                             $(         .09)         $(        .19)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                    (         .00)         $(        .11)
                                                                    ---------------         ---------------
Net loss                                                            $(         .09)         $(        .30)
                                                                    ===============         ===============

              The accompanying notes are an integral part of the consolidated financial statements.

                                                        INVVISION CAPITAL, INC.
                                                           AND SUBSIDIARIES
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       FOR THE SIX MONTHS ENDED



                                                                      June 30, 2002           June 30, 2001
                                                                     ---------------        ---------------
Cash flows from operating activities:

     Cash received from customers                                   $        137,493        $      541,898
     Cash paid to employees                                           (       70,065)        (     148,000)
     Cash paid to suppliers                                           (      133,522)        (     751,683)
     Interest paid                                                    (       59,907)                    -
                                                                     ---------------        ---------------

        Cash provided by (used in) operating activities               (      126,001)        (     357,785)
                                                                     ---------------        ---------------
Cash flows from investing activities:

     Purchase of property and equipment                                            -         (       8,207)
     Advances made to others                                          (          689)                    -
     Sale of subsidiary                                                        5,000                     -
                                                                     ---------------        ---------------

        Cash used in investing activities                                      4,311         (       8,207)
                                                                     ---------------        ---------------


Cash flows from financing activities:

     Proceeds from issuance of common stock                                      525               632,972
     Repayment of line of credit                                      (      312,639)                    -
     Proceeds from note payable                                               60,000                     -
     Repayment of line of credit                                             275,278                     -
                                                                     ---------------        ---------------
        Cash used in (provided by) financing activities                       97,886               632,972
                                                                     ---------------        ---------------
Net increase (decrease) in cash                                       (       23,804)              266,980

Cash at beginning of period                                                   29,181                     -
                                                                     ---------------        ---------------
Cash at end of period                                               $          5,377        $      266,980
                                                                     ===============        ===============














            The accompanying notes are an integral part of the consolidated financial statements.

                                      INVVISION CAPITAL, INC.
                                         AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED




                                   Reconciliation of Net Loss to
                                    Net Cash Used in Operations


                                                                   June 30, 2002           June 30, 2001
                                                                  ---------------         ---------------
Net loss                                                          $(      745,591)        $(     578,883)
                                                                  ---------------         ---------------

Adjustment to reconcile net loss to
   net cash used in operations:

     Loss on sale of assets                                       $       222,432         $            -
     Depreciation                                                           1,312                    410
     (Increase) decrease in accounts receivable                            60,372          (     326,071)
     (Increase) decrease in mortgages held for sale                       312,639          (   6,799,574)
     (Increase) decrease in prepaid expenses                       (       25,500)         (      13,513)
     (Increase) decrease in notes receivable                                    -          (      72,145)
     Increase (decrease) in accounts payable                       (      126,393)               282,796
     Increase (decrease) in accrued expenses                              174,728                349,621
     Increase (decrease) in line of credit                                      -              6,799,574
                                                                  ---------------         ---------------
        Total adjustments                                                 619,590                221,098
                                                                  ---------------         ---------------
Net cash provided by (used in) operations                         $(      126,001)        $      357,785
                                                                  ===============         ===============


                                                 Supplemental Disclosures of Non-Cash
                                                  Investing and Financing Activities


Common stock issued for land                                      $             -         $      400,000

Common stock issued for option to purchase land                   $             -         $    3,000,000

Common stock issued in exchange for equity share
    of long-term invest                                           $             -         $    1,891,731

Common stock issued for debt                                      $       350,000         $            -









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

Revenue recognition

Pursuant to Statement of Financial Accounting Standards No. 65, Mortgage Banking Activities, revenues from the origination and processing of residential mortgage loans are recognized as income at the time the related loans are sold. Other fees, representing reimbursements for the costs of specific services, are recognized as income at the time the services have been performed.

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

Loss per share

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the periods ending June 30, 2002 and 2001, basic loss per share amounts are computed using 8,221,944 and 6,001,405 weighted average number of common stock shares outstanding, respectively. No effect has been given to the assumed exercise of outstanding stock options because the effect would be antidilutive.

2.       MORTGAGES AND NOTES PAYABLE

On  February  20,  2002,  the Company  borrowed  $60,000  from  Graham  Mortgage
Corporation. The note bears interest at 16 %, is secured by real and personal property in Tarrant County, Texas and requires accrued interest payments beginning April 1, 2002 with all principal and accrued but unpaid interest due and payable on March 1, 2004. Upon the sale of the real estate on April 22, 2002 the note was repaid to Graham Mortgage Corporation.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   DISCONTINUED OPERATIONS

Invvision Mortgage, Inc.

On April 10, 2002, the Company sold some of the assets of IMI and its mortgage pipeline to Malcolm McAlpine, the then CFO of IMI for a note receivable of $25,000.

On June 28, 2002, the Company sold its shares in the wholly owned subsidiary to Mr. Ron Knight, the past President of IMI for $10 and an assumption of all of the assets and liabilities which is included in the reported amount of discontinue operating results pursuant to APB Opinion No. 30, Reporting the Results of Operations.

4.   COMMITMENTS AND CONTINGENCIES

Legal matters

The Company is subject to legal proceedings that arise in the ordinary course of business. As of this date, the Company is not a party to any lawsuits, either as plaintiff or as defendant. Management is not aware of any matters that could result in a lawsuit or other legal contingencies.

Environmental matters

During the period ended December 31, 2001, the Company acquired a 19.64 acre tract of land (Note 3) that was formerly a landfill for the city of Carrollton, Texas. There is currently an environmental study in progress by the Texas Natural Resource Conservation Commission (TNRCC) to determine the extent of contamination and the costs associated with the clean up. As of this date, the extent of contamination has not been defined. Management believes it is reasonably possible that some contamination will exist and that the cost of clean up to the Company could approach $500,000 on an undiscounted basis. However, it is reasonably possible that this estimated loss contingency could change as the environmental study is completed, currently estimated to occur sometime by the end of July 2003. A loss accrual for clean up costs has not been provided for in the accompanying consolidated financial statements.

5.   SEGMENT INFORMATION

The Company's operating segments consist of its real estate development activities and its general corporate capital funding activities, each of which are conducted through separate subsidiary corporations. The general corporate capital funding activities consist of those activities related to raising additional equity capital and/or debt financing needed to provide for the continued development and operation of its mortgage banking activities and its real estate development activities. Information related to these operating segments is contained in the following schedule. There were no transactions between operating segments.

On June 28, 2002, the Company sold its wholly owned mortgage division, Invvision Mortgage, Inc.

6.   RELATED PARTY TRANSACTIONS

On April 22, 2002, the Company sold acreage with a cost of at $400,000 to a shareholder of the Company in exchange for $200,000, which included debt of the Company. The Company recorded a loss on this transaction of $208,000. The
Company had a first right of refusal with the purchaser to re-purchase the property for the $200,000 sale price.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   SUBSEQUENT EVENT

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

On August 19, 2002, the Company entered into a contract to sale its remaining tract of unimproved real estate. The contract expired on August 30, 2002, but the Company and the buyer are continuing to move forward in an attempt to complete the sale, although there is no assurance that the sale will be completed. The Company is also having ongoing discussions with another buyer and anticipates a sale of the real estate by the end of September.

On August 29, 2002, the Company sold its wholly owned subsidiary, Invvision Development, Inc., to its President, Larry Akins, in lieu of funds due Mr. Akins and Marc Harrison, an employee of IDI, as well as the assumption of all outstanding payables of IDI. The Company has retained a 20 percent profits interest in a number of the business opportunities that have been in development in IDI prior to the date of sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

During the second quarter of 2002 the Company continued to shift it's core focus to that of economic development with federally recognized American Indian Tribes. Pursuant to this plan, on June 28th, 2002 the company completed the disposition of it's wholly owned mortgage division, Invvision Mortgage, Inc. including the assumption of all liabilities and remaining assets, licenses, files and tax losses. Earlier, on April 10th of this year some of the assets of the wholly owned mortgage banking subsidiary including the mortgage pipeline were sold to the then CFO of the mortgage company, Malcolm McAlpine.

In addition to the sale of the mortgage subsidiary, on April 22nd, 2002 the company sold an undeveloped 2.25 acre piece of real estate in Grapevine, Texas for $200,000. The sale of this asset was made to a shareholder of the company. The Company recorded a loss in the amount of $208,000 on this transaction. The net proceeds of which were used to fund the ongoing operation and overhead of Invvision Capital.

$350,000 in liabilities of the Company to Rea Capital Corporation, a major shareholder, were converted to common shares of the Company at the market price of $0.10 per share for total of 3,500,000 newly issued shares.

In  addition  to theses  activities,  during  the  second  quarter  the  company continued to negotiate with several American Indian Tribes pursuing the development of numerous projects including energy development, fuel distribution, fuel stations and convenience stores, environmental remediation projects, tribal housing and financial investments.

The companies disciplines applied to American Indian Development projects include project feasibility analysis, project development, operations management, capital sourcing, marketing and planning strategies, and financial modeling and control. It is anticipated that the company will begin to realize revenues in these areas by the 3rd quarter of 2002.


The Six Month Period Ended June 30, 2002 Compared to the Six Month Period Ended June 30, 2001.

During the Month Period Ended June 30, 2002 the Company reported no revenues, as it did for the same period the previous year. Operational Losses for the period were $562,976 up from $60,410 for the same period the previous year. Total Losses for the Six Month Period Ended June 30, 2002 were $599,444 down from $1,446,021 the previous year. Losses for the period in 2001, however, included a $908,030 unrealized loss on the decline in the value of available for sale securities. Losses for the period ended June 30, 2002 included a $208,000 loss recorded from the sale of real estate to a share.


Liquidity and Commitment for Capital Expenditures.
-------------------------------------------------

The company is continues to pursue additional capital of up to $2,000,000 through the sale of the companies stock and the issuance of company warrants. Although there is no assurance that additional financing to meet the Companies obligations will be forthcoming, the Company expects that this financing will be completed by the late 3rd to early 4th quarters of 2002 and that additional funds my be available from the sale of remaining real estate assets sufficient to meet the Company's needs until it receives revenues from operations.

..

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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




   Dated:  September 12, 2002                  INVVISION CAPITAL, INC.


                                                By:  /s/  John Edward Rea
                                                ----------------------------
                                                Mr. John Edward Rea, President