Form 10QSB/A
period 2002-06-30
INVVISION CAPITAL INC
filed 2002-09-25
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10QSB/A
                                 Amendment No. 1


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

As of June 30, 2002 there were outstanding 11,371,424 shares of Invvision Capital, Inc. common stock, par value $.0001 per share.

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



/s/ Turner, Stone & Company
---------------------------
Turner, Stone & Company
Certified Public Accountants
September 5, 2002


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

                                                 INVVISION CAPITAL, INC.
                                                    AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED BALANCE SHEETS
                                                FOR THE SIX MONTHS ENDED





                                         Liabilities and Stockholders' Equity
                                         ------------------------------------


                                                                       June 30, 2002       June 30, 2001
                                                                      --------------      --------------

Current liabilities:
     Accounts payable, trade                                          $      364,509      $      282,797
     Line of credit                                                                -           6,799,574
     Accrued expenses                                                        298,196             349,621
     Note payable                                                             50,000                   -
     Current portion of mortgages payable                                     11,770                   -
                                                                      --------------      --------------
         Total current liabilities                                           724,475           7,431,992
                                                                      --------------      --------------
Mortgages payable, net of current portion                                  2,569,230                   -
                                                                      --------------      --------------
Commitments and contingencies                                                      -                   -

Stockholders' equity:
     Preferred stock, $.001 par value, 15,000,000
        shares authorized for June 30, 2002,
        no shares issued and outstanding, no
        rights or preferences determined                                           -                   -
     Common stock, $.001 par value, 50,000,000
        and 20,000,000 shares authorized, 11,371,424
        and 7,276,944 shares issued and outstanding, respectively             11,371               7,277
     Paid in capital in excess of par                                      3,778,405           5,917,426
     Common stock warrants                                                   100,000                   -
     Notes receivable, common stock subscribed                         (      29,925)                  -
     Accumulated deficit during the development stage                  (   1,987,941)      (     578,884)
     Accumulated other comprehensive loss                              (   1,912,912)      (     908,030)
                                                                      --------------      --------------
                                                                       (      41,002)          4,437,789
                                                                      --------------      --------------
                                                                      $    3,252,703      $   11,869,781
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

                                          INVVISION CAPITAL, INC.
                                             AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE LOSS
                                         FOR THE THREE MONTHS ENDED


                                                                      June 30, 2002           June 30, 2001
                                                                    ----------------         ---------------
Revenues                                                            $              -         $             -

Cost of revenues                                                             279,035                       -
                                                                    ----------------         ---------------
Gross profit                                                         (       279,035)                      -

Selling and marketing expenses                                                   465                       -
General and administrative                                                   283,476                  60,410
                                                                    ----------------         ---------------

Operating loss                                                       (       562,976)         (       60,410)

Interest expense                                                              36,908                       -
                                                                    ----------------         ---------------

Loss before income taxes                                             (       599,884)         (       60,410)

Provision for income taxes                                                         -                       -
                                                                    ----------------         ---------------

Loss from continuing operations                                      (       599,884)         (       60,410)

Unrealized loss on decline in value of
     available for sale equity securities                                          -                 908,030
                                                                    ----------------         ---------------

Comprehensive loss                                                   (       599,884)         (      968,440)

Discontinued operations:
     Income from discontinued (sold) IMI
        operations, net of applicable income
        taxes of $0                                                           16,519          (      477,581)
     Loss on disposal of IMI, net of applicable
        income taxes of $0                                           (        16,079)                      -
                                                                    ----------------         ---------------
Net loss                                                            $(       599,444)        $(    1,446,021)
                                                                    ================         ===============

Net loss per share:
     Basic:
        Loss from continuing operations                            $(           .05)         $(          .13)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                   (           .00)         $(          .11)
                                                                    ----------------         ---------------
Net loss                                                           $(           .05)         $(          .24)
                                                                    ================         ===============
     Diluted:
        Loss from continuing operations                            $(           .05)         $(          .13)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                   (           .00)         $(          .11)
                                                                    ----------------         ---------------
Net loss                                                           $(           .05)         $(          .24)
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

                                          INVVISION CAPITAL, INC.
                                             AND SUBSIDIARIES
                                      (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS
                                         FOR THE SIX MONTHS ENDED

                                                                                             Inception to
                                                                     June 30, 2002           June 30, 2001
                                                                    ---------------         ---------------
Revenues                                                            $            -          $           -

Cost of revenues                                                           286,086                      -
                                                                    ---------------         ---------------
Gross profit                                                         (     286,086)                     -

Selling and marketing expenses                                               1,270                      -
General and administrative                                                 383,949                 60,410
                                                                    ---------------         ---------------
Operating loss                                                       (     671,305)          (     60,410)

Interest expense                                                            59,907                      -
                                                                    ---------------         ---------------
Loss before income taxes                                             (     731,212)          (     60,410)

Provision for income taxes                                                       -                      -
                                                                    ---------------         ---------------
Loss from continuing operations                                      (     731,212)          (     60,410)

Unrealized loss on decline in value of
     available for sale equity securities                                        -           (    908,030)
                                                                    ---------------         ---------------
Comprehensive loss                                                   (     731,212)          (    968,440)

Discontinued operations:
     Income from discontinued (sold) IMI
        operations, net of applicable income
        taxes of $0                                                         16,519           (    518,473)
     Loss on disposal of IMI, net of applicable
        income taxes of $0                                           (      30,898)                     -
                                                                    ---------------         ---------------
Net loss                                                            $(     745,591)         $(  1,486,913)
                                                                    ===============         ===============

Net loss per share:
     Basic:
        Loss from continuing operations                             $(         .07)         $(        .19)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                    (         .00)         $(        .11)
                                                                    ---------------         ---------------
Net loss                                                            $(         .07)         $(        .30)
                                                                    ===============         ===============
     Diluted:
        Loss from continuing operations                             $(         .07)         $(        .19)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                    (         .00)         $(        .11)
                                                                    ---------------         ---------------
Net loss                                                            $(         .07)         $(        .30)
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

                                                        INVVISION CAPITAL, INC.
                                                           AND SUBSIDIARIES
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       FOR THE SIX MONTHS ENDED



                                                                      June 30, 2002           June 30, 2001
                                                                     ---------------        ---------------
Cash flows from operating activities:

     Cash received from customers                                   $        137,493        $      541,898
     Cash paid to employees                                           (       70,065)        (     148,000)
     Cash paid to suppliers                                           (      133,522)        (     751,683)
     Interest paid                                                    (       59,907)                    -
                                                                     ---------------        ---------------

        Cash provided by (used in) operating activities               (      126,001)        (     357,785)
                                                                     ---------------        ---------------
Cash flows from investing activities:

     Purchase of property and equipment                                            -         (       8,207)
     Advances made to others                                          (          689)                    -
     Sale of subsidiary                                                        5,000                     -
                                                                     ---------------        ---------------

        Cash provided by (used in) investing activities                        4,311         (       8,207)
                                                                     ---------------        ---------------


Cash flows from financing activities:

     Proceeds from issuance of common stock                                      525               632,972
     Proceeds from line of credit                                            312,639                     -
     Proceeds from note payable                                               60,000                     -
     Repayment of line of credit                                      (      275,278)                    -
                                                                     ---------------        ---------------
        Cash provided by financing activities                                 97,886               632,972
                                                                     ---------------        ---------------
Net increase (decrease) in cash                                       (       23,804)              266,980

Cash at beginning of period                                                   29,181                     -
                                                                     ---------------        ---------------
Cash at end of period                                               $          5,377        $      266,980
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

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   DISCONTINUED OPERATIONS

Invvision Mortgage, Inc.

On April 10, 2002, the Company sold some of the assets of IMI and its mortgage pipeline to Malcolm McAlpine, the CFO of IMI for a note receivable of $25,000.

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

On June 19, 2002, the Company issued 3,500,000 common stock shares to Rea Capital Corporation, a major stockholder, in repayment of $350,000 of accounts payable related to its consulting agreement with the Company.

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




   Dated:  September 25, 2002                   INVVISION CAPITAL, INC.


                                                By:  /s/  John Edward Rea
                                                ----------------------------
                                                Mr. John Edward Rea, President