Form 10QSB
period 2002-09-30
INVVISION CAPITAL INC
filed 2002-12-24
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended September 30, 2002


/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from _________ to _________


                                    333-80429
                                    ---------
                               Commission File No.


                             INVVISION CAPITAL, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                                  75-2823489
          ------                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


            2100 Valley View Lane, Suite 110, Dallas, Texas 75234
           ----------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (214) 390-0801

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 11,371,424 shares of common stock, par value $0.0001 per share issued and outstanding as of September 30, 2002.


     Traditional Small Business Disclosure Format

                            Yes  [  x  ]       No [     ]

                             INVVISION CAPITAL, INC.



                               Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Financial Statements                                            3 - 12
        (Unaudited)

        Consolidated Balance Sheets as of September 30, 2002
           and September 30, 2001
        Consolidated Statements of Operations for
           the three months ended September 30, 2002 and 2001 Consolidated Statements of Operations for
           the nine months ended September 30, 2002 and 2001 Consolidated Statements of Cash Flows for
           the nine months ended September 30, 2002 and 2001 Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           13

Item 3. Controls and Procedures                                        13


PART II - OTHER INFORMATION                                            14


Item 1. Legal Proceedings                                              14

Item 2. Changes in Securities                                          14

Item 3. Defaults upon Senior Securities                                14

Item 4. Submission of Matters to a Vote of Security Holders            14

Item 5. Other Information                                              14

Item 6. Exhibits and Reports on Form 8-K                               14


SIGNATURE PAGE                                                         15

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10QSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements.These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts.

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



                                        INVVISION CAPITAL, INC.
                                           AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED BALANCE SHEETS
                                       FOR THE NINE MONTHS ENDED



                                                Assets


                                                                  September 30, 2002    September 30, 2001
                                                                  ------------------    ------------------
Current assets:
     Cash                                                         $            2,059    $        144,525
     Receivables and advances                                                 68,407             218,554
     Mortgage loans in process                                                     -             883,632
     Accounts receivable - other                                                   -             127,298
     Prepaid expenses                                                         32,283               7,148
     Note receivable                                                               -              31,875
                                                                      --------------      --------------

         Total current assets                                                102,749           1,413,032

Property and equipment, at cost, net of
     accumulated depreciation                                                  4,598               7,387

Other assets:
     Investment in unimproved real estate                                  3,052,030             400,000
     Investment in available for sale equity
       securities, at fair value                                                   -                   -
     Option to purchase land                                                       -           3,000,000
                                                                    ----------------      --------------

                                                                  $        3,159,377    $      4,820,419
                                                                   =================     ===============






















          The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED BALANCE SHEETS
                                            FOR THE NINE MONTHS ENDED



                                       Liabilities and Stockholders' Equity



                                                                  September 30, 2002   September 30, 2001
                                                                  ------------------   ------------------
Current liabilities:
     Accounts payable, trade                                      $          300,683    $        489,496
     Line of credit                                                                -             883,632
     Accrued expenses                                                        357,614             192,809
     Note payable                                                             50,000                   -
     Current portion of mortgages payable                                  2,581,000                   -
                                                                    ----------------      --------------

         Total current liabilities                                         3,289,297           1,565,937
                                                                    ----------------      --------------

Mortgages payable, net of current portion                                          -                   -
                                                                    ----------------      --------------

Commitments and contingencies                                                      -                   -

Stockholders' equity:
     Preferred stock, $.001 par value, 15,000,000 shares
        authorized for September 30, 2002, no shares issued
        and outstanding, no rights or preferences determined                       -                   -
     Common stock, $.001 par value, 50,000,000
        and 20,000,000 shares authorized, 11,371,424 and
        7,581,424 shares issued and outstanding, respectively                 11,371               7,581
     Paid in capital in excess of par                                      3,778,405           6,063,271
     Common stock warrants                                                   100,000                   -
     Accumulated deficit during the development stage              (       2,067,745)    (       864,419)
     Accumulated other comprehensive loss                          (       1,951,951)    (     1,951,951)
                                                                    ----------------      --------------

                                                                   (         129,920)          3,254,482
                                                                    ----------------      --------------

                                                                  $        3,159,377    $      4,820,419
                                                                   =================     ===============













            The accompanying notes are an integral part of the consolidated financial statements.

                                           INVVISION CAPITAL, INC.
                                              AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE LOSS
                                       FOR THE THREE MONTHS ENDED


                                                                  September 30, 2002   September 30, 2001
                                                                  ------------------   ------------------

Revenues                                                          $                -    $        121,054

Cost of revenues                                                                   -              11,050
                                                                     ---------------       -------------

Gross profit                                                                       -             110,004

Selling and marketing expenses                                                     -                   -
General and administrative                                                    89,163             394,720
                                                                     ---------------       -------------

Operating loss                                                      (         89,163)            284,716

Interest expense                                                              51,620                   -
                                                                     ---------------       -------------

Loss before income taxes                                            (        140,783)     (      284,716)

Provision for income taxes                                                         -                   -
                                                                     ---------------       -------------

Loss from continuing operations                                     (        140,783)     (      284,716)

Unrealized loss on decline in value of
     available for sale equity securities                           (         39,039)     (    1,439,921)
                                                                     ---------------       -------------

Comprehensive loss                                                  (        179,822)     (    1,724,637)

Discontinued operations:
     Income from discontinued (sold) IMI and IDI
        operations, net of applicable income
        taxes of $0                                                          108,850                   -
     Loss on disposal of IMI, and IDI net of
        applicable income taxes of $0                               (          8,832)                  -
                                                                     ---------------       -------------

Net loss                                                          $(          79,804)   $(     1,724,637)
                                                                    ================      ==============


Net loss per share:
     Basic:
        Loss from continuing operations                           $(             .02)    $(          .28)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                                .01     $             -
                                                                  ------------------     ---------------
Net loss                                                          $(             .01)    $(          .28)
                                                                  ==================     ================
     Diluted:
        Loss from continuing operations                           $(             .02)    $(          .28)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                                .01     $             -
                                                                  ------------------     ---------------
     Net loss                                                     $(             .01)    $(          .28)
                                                                  ==================     ================


           The accompanying notes are an integral part of the consolidated financial statements.

                                             INVVISION CAPITAL, INC.
                                                AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            AND COMPREHENSIVE LOSS
                                           FOR THE NINE MONTHS ENDED
                                                                                         Inception to
                                                                  September 30, 2002   September 30, 2001

Revenues                                                          $                -    $        989,024

Cost of revenues                                                              78,033             214,574
                                                                     ---------------       -------------

Gross profit                                                       (          78,033)            774,450

Selling and marketing expenses                                                   870                   -
General and administrative                                                   665,045           1,120,396
                                                                     ---------------       -------------

Operating loss                                                      (        743,948)     (      345,946)

Interest expense                                                             111,527                   -
                                                                     ---------------       -------------

Loss before income taxes                                            (        855,475)     (      345,946)

Provision for income taxes                                                         -                   -
                                                                     ---------------       -------------

Loss from continuing operations                                     (        855,475)     (      345,946)

Unrealized loss on decline in value of
     available for sale equity securities                           (         39,039)     (    1,951,951)
                                                                     ---------------       -------------

Comprehensive loss                                                  (        894,514)     (    2,297,897)

Discontinued operations:
     Income from discontinued (sold) IMI and IDI
        operations, net of applicable income
        taxes of $0                                                          108,850      (      518,473)
     Loss on disposal of IMI, net of applicable
        income taxes of $0                                          (         39,730)                  -
                                                                     ---------------       -------------

Net loss                                                          $(         825,394)   $(     2,816,370)
                                                                    ================      ==============

Net loss per share:
     Basic:
        Loss from continuing operations                           $(             .10)   $(           .37)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                 $(             .01    $(           .09)

Net loss                                                          $(             .09)   $(           .46)
                                                                  ==================    ================
     Diluted:
        Loss from continuing operations                           $(             .10)   $(           .37)
        Income (loss) from discontinued
         operations, including loss on
         disposal                                                                .01    $(           .09)
                                                                  ------------------    ----------------
Net loss                                                          $(             .09)   $(           .46)
                                                                  ==================    ================


         The accompanying notes are an integral part of the consolidated financial statements.

                                             INVVISION CAPITAL, INC.
                                                AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED


                                                                   September 30, 2002   September 30, 2001
Cash flows from operating activities:

     Cash received from customers                                 $          137,493    $        644,404
     Cash paid to employees                                        (          70,065)    (       296,000)
     Cash paid to suppliers                                        (          85,220)    (       914,574)
     Interest paid                                                 (         111,527)                  -
                                                                    ----------------      --------------

        Cash provided by (used in) operating activities            (         129,319)    (       566,170)
                                                                    ----------------      --------------
Cash flows from investing activities:

     Purchase of property and equipment                                            -     (         8,207)
     Advances made to others                                       (             689)                  -
     Sale of subsidiary                                                        5,000                   -
                                                                    ----------------      --------------

        Cash provided by (used in) investing activities                        4,311     (         8,207)
                                                                    ----------------      --------------


Cash flows from financing activities:

     Proceeds from issuance of common stock                                      525             718,902
     Proceeds from line of credit                                            312,639                   -
     Proceeds from note payable                                               60,000                   -
     Repayment of line of credit                                   (         275,278)                  -
                                                                    ----------------      --------------

        Cash used in (provided by) financing activities                       97,886             718,902
                                                                    ----------------      --------------

Net increase (decrease) in cash                                    (          27,122)            144,525

Cash at beginning of period                                                   29,181                   -
                                                                    ----------------      --------------

Cash at end of period                                             $            2,059    $        144,525
                                                                   =================     ===============
















        The accompanying notes are an integral part of the consolidated financial statements.

                                          INVVISION CAPITAL, INC.
                                            AND SUBSIDIARIES
                                      (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE NINE MONTHS ENDED




                                      Reconciliation of Net Loss to
                                       Net Cash Used in Operations

                                                                September 30, 2002     September 30, 2001


Net loss                                                        $(         825,394)   $(         864,419)
                                                                  ----------------      ----------------

Adjustment to reconcile net loss to net cash used in operations:

     Loss on sale of subsidiary                                 $            8,832    $                -
     Loss on sale of assets                                                222,432                     -
     Depreciation                                                            1,968                   820
     (Increase) decrease in accounts receivable                            110,685     (         345,853)
     (Increase) decrease in mortgages held for sale                        312,639     (         883,632)
     (Increase) decrease in prepaid expenses                      (         25,500)    (           7,148)
     (Increase) decrease in notes receivable                                     -     (          31,875)
     Increase (decrease) in accounts payable                      (         90,499)              489,496
     Increase (decrease) in accrued expenses                               155,518               192,809
     Increase (decrease) in line of credit                                       -               883,632
                                                                   ---------------      ----------------

        Total adjustments                                                  696,075               298,249
                                                                   ---------------       ---------------

Net cash provided by (used in) operations                       $(         129,319)   $(         566,170)
                                                                  ================      ================


                      Supplemental Disclosures of Non-Cash
                       Investing and Financing Activities


Common stock issued for land                                    $                -    $          400,000

Common stock issued for option to purchase land                 $                -    $        3,000,000

Common stock issued in exchange for equity share
    of long-term invest                                         $                -    $        1,951,951

Common stock issued for debt                                    $          350,000    $                -








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

Loss per share

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the periods ending September 30, 2002 and 2001, basic loss per share amounts are computed using 8,798,671 and 6,153,563 weighted average number of common stock shares outstanding, respectively. No effect has been given to the assumed exercise of outstanding stock options because the effect would be antidilutive.

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

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   DISCONTINUED OPERATIONS

Invvision Mortgage, Inc.

On April 10, 2002, the Company sold some of the assets of IMI and its mortgage pipeline to Malcolm McAlpine, the then CFO of IMI, for a note receivable of $25,000.

On June 28, 2002, the Company sold its shares in the wholly owned subsidiary to Ron Knight, the past president of IMI, for $10 and an assumption of all of the assets and liabilities which is included in the reported amount of discontinue operating results pursuant to APB Opinion No. 30, Reporting the Results of Operations.

On August 29, 2002, the Company sold its wholly owned subsidiary, Invvision Development, Inc. to its President, Larry Akins in lieu of funds due to Mr. Akins and Marc Harrison, an employee of IDI, as well as the assumption of all outstanding payables of IDI. The Company has retained a 20% profits interest in a number of the business opportunities that had been in development in IDI prior to the date of sale.

4.   COMMITMENTS AND CONTINGENCIES

Legal matters

The Company is subject to legal proceedings that arise in the ordinary course of business. As of this date, the Company is not a party to any lawsuits, either as plaintiff or as defendant. Management is not aware of any matters that could result in a lawsuit or other legal contingencies (See Subsequent events).

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

On August 29, 2002, the Company sold its wholly owned division, Invvision Development, Inc.

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

7.   SUBSEQUENT EVENTS

On April 24, 2002, the maturity dates for the mortgages payable (Note 5) were extended to April 30, 2003. In exchange for the extension, the Company will make monthly principal and interest payments of $3,000 beginning June 1, 2002 on the $200,000 mortgage. In addition, the Company agreed to a $12,000 extension fee on the $1,580,000 mortgage, payable in twelve monthly installments of $1,000 beginning May 1, 2002. The RGL mortgage was extended without any additional consideration or changes in terms. This agreement is in default.

On December 2, 2002, INVA #1 filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. This action was taken to forestall foreclosure by the first lien holder and obtain time to sell the mortgaged property.

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

Results of Operations
---------------------

During the third quarter of 2002, on August 29, 2002, the Company sold its wholly owned subsidiary, Invvision Development, Inc., to its President, Larry Akins, in lieu of funds due Mr. Akins and Marc Harrison, an employee of IDI, as well as the assumption of all outstanding payables of IDI. The Company has retained a 20 percent profits interest in a number of the business opportunities that have been in development in IDI prior to the date of sale. The company was unable to raise the funding required to continue operations of this entity or any of the planned projects due to both market conditions and the markets perception of Native American opportunities.

On October 26, 2002 the company received a formal demand notice from the 1st lien holder on the companies remaining tract of unimproved real estate property located at Beltline and Luna Roads in Carrollton, Texas. The demand notice was for payment of past due interest on the note as well as payment of the 2001 ad valorem property taxes that were to be paid as part of the note extension of April 24, 2002. The company is attempting to raise the funds necessary to cure the default although there is no assurance that the monies will be raised as it has not been successful in its attempts to raise additional funding to date.

The Nine Month Period Ended September 30, 2002 Compared to the Nine Month Period Ended September 30, 2001.

During the Nine Month Period Ended September 30, 2002 the Company reported no revenues down from $989,024 for the same period the previous year. Operational Losses for the period were $743,948 up from $345,946 for the same period the previous year. Comprehensive Losses from Operations for the Nine Month Period Ended September 30, 2002 were $894,514 down from losses of $2,297,897 the same period the previous year. Losses for the period in 2001, however, included a $1,951,951 unrealized loss on the decline in the value of available for sale securities compared to losses of $39,039 in such unrealized losses for the same period ended September 30, 2002. The Company also recorded income of $108,850 from discontinued (sold) IMI and IDI operations for this current period as opposed to a loss of $518,473 for the same period the previous year.

Liquidity and Commitment for Capital Expenditures.
-------------------------------------------------

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

The company continues to pursue additional capital of up to $2,000,000 through the sale of the companies stock and the issuance of company warrants, although there is no assurance that additional financing to meet the Companies obligations will be forthcoming. In addition, the Company is attempting to obtain additional funds from the sale of remaining real estate assets sufficient to meet the Company's needs. But there is no assurance that such fubds will be forthcoming.

Item 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures: Based upon the evaluation of disclosure controls and procedures as of December 1, 2002, the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.


b. Changes in Internal Controls: In order to facilitate the control of information through the Company's Chief Executive Officer, its certifying officer under this Item, additional restrictions on changes to existing relationships, new relationships and flow of funds have been instituted as of the evaluation date.



                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

December 2, 2002, INVA #1 Inc., a wholly owned subsidiary of the Company filed a Voluntary Petition for Reorganization pursuant to Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Northern District of Texas. This action was taken to provide INVA #1 Inc. with sufficient time to complete the sale of the Company's major real estate assets. There is no assurance that this sale will be completed or that any ruling from the Bankruptcy Court will be favorable to the Company or its subsidiary.


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




   Dated:  December 24, 2002                    INVVISION CAPITAL, INC.


                                                By:  /s/  John Edward Rea
                                                ----------------------------
                                                Mr. John Edward Rea, President




1. I, John Edward Rea, have reviewed the quarterly report on Form 10QSB of Invision Capital, Inc;

2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  December 24, 2002                         /s/ Mr. John Edward Rea
                                                  -----------------------
                                                  President