Form 10KSB
period 2002-12-31
INVVISION CAPITAL INC
filed 2003-05-12
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002, or

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


              2100 Valley View Lane, Suite 110, Dallas, Texas 75234
               -------------------------------------------------
                    (Address of principal offices) (Zip Code)


Issuer's  telephone number:   (214) 390-0801

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock


Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's estimates revenues for its recent fiscal year: $0

     State The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of December 31, 2002: $173,041

     As of December 31, 2002 there were outstanding 11,489,990 shares of Invvision Capital, Inc. common stock, par value $.0001 per share.

                            INVVISION CAPITAL, INC.
                     Form 10-KSB Report for the Fiscal Year
                             Ended December 31, 2002

                                TABLE OF CONTENTS


                                                                         Page



                                     PART I

Item 1. Description of Business ........................................  2

Item 2. Description of Properties ......................................  3

Item 3. Legal Proceedings ..............................................  3

Item 4. Submission of Matters to a Vote of Security Holders ............  3



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................  3

Item 6. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................  4

Item 7. Financial Statements ...........................................  5

Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure .......................... 22



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant ............ 22

Item 10. Executive Compensation ........................................ 22

Item 11. Security Ownership of Certain Beneficial
          Owners and Management ........................................ 22

Item 12. Certain Relationships and Related Transactions ................ 23



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K .......................................... 24

Item 14. Controls and Procedures........................................ 24


SIGNATURE ........................................................... 25/26

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

These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, repayment of debt, business strategies, prices and demand, and other development trends of the real estate industry, and expansion and growth of business operations.

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

     On or about April 1, 2001, a Texas limited liability partnership, Restlawn Group LLP, which is 51% owned by Rea Capital Corporation assigned a contract to purchase 19.45 acres of property at the south east corner of Beltline Road and Luna Road in the City of Carrollton, Texas to Invvision Capital. Rea Capital's share of the assignment was 1,650,000 shares of Invvision Capital stock. Upon the subsequent closing of the property by Invvision Capital on October 22, 2001, the Restlawn Group LLP also received a third lien note on the property in the amount of $801,000 bearing interest at 8% per year.

     In October of 2001, the Company completed the purchase of 19.46 acres of undeveloped real estate located at a major intersection in Carrollton, Texas. (see "Description of Property" and "Certain Relationships and Related Transactions")

     INVA #1, Inc., a subsidiary of the Company and owner of the 19.64 acre parcel of real estate in Carrollton, Texas on December 2, 2002 filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court in Dallas, Texas. Under the plan which was approved on April 28, 2003, and which is subject to confirmation by secured creditors on June 23, 2003, the first three lien holders would be paid in full with the remaining funds disbursed one half to the fourth lien holder and one half to the unsecured creditors.

     During the fiscal year ended December 31, 2002, the Company discontinued or completed termination of operations in two of its subsidiaries:

     On April 10, 2002 the Company sold some of the assets of Invvision Mortgage, Inc., its mortgage banking subsidiary, to the CFO of the mortgage company, Malcolm McAlpine, including it mortgage pipeline, in exchange for the assumption of indebtedness of the subsidiary. On June 28th, 2002, the Company completed the liquidation of that subsidiary with the sale of the remaining assets in exchange for $25,000 note to an officer of Invvision Mortgage Inc.

     Invvision Development, Inc. On August 29, 2002, the Company sold its wholly owned subsidiary, IDI, to its President in lieu of $72,150 owed to him and an assumption of all of the outstanding payables of IDI totaling $90,499. The Company has retained a 20% profit interest in a number of their business opportunities. The Company recognized a net loss on this disposition of $101,163, which is included in the accompanying consolidated financial statements as a part of discontinued operations. (see Part II, Item 7, Financial Statements),

     In addition on April 22, 2002, the Company sold undeveloped acreage to a shareholder of the Company in exchange for $200,000 in cash and debt forgiveness.. the Company recorded a loss in the amount of $208,000 on this transaction but maintained a first right of refusal to repurchase the property for $200,000.


     b)   Business of the Issuer.

     Invvision Capital Inc. is a commercial and industrial real estate and business development company. The Company's near term business strategy provides for it to pursue real estate development projects utilized prospective business and investment partners.

Item 2.  Description of Property.


     The Company executive offices are co-located with the offices of one of its officers and directors. These facilities are temporarily being provided to the Company at no cost.

     Subject to the completion of the proceedings referred to in Item 3 below, the Company owns no real property.


Item 3. Legal Proceedings.

     INVA #1, Inc., a subsidiary of the Company and owner of the 19.64 acre parcel of real estate in Carrollton, Texas on December 2, 2002 filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court in Dallas, Texas. Under the plan which was approved on April 28, 2003, and which is subject to confirmation by secured creditors on June 23, 2003, the first three lien holders would be paid in full with the remaining funds disbursed one half to the fourth lien holder and one half to the unsecured creditors.

     The Company was not a party to any other pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


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

     The Company had approximately 314 shareholders as of December 31, 2002.

The following chart reflects the trading range during each quarter:

          Calendar Quarter Ending           High              Low
          -----------------------           -----             ----
          March 31, 2002                     0.50              0.25
          June 30, 2002                      0.20              0.09
          September 30, 2002                 0.12              0.08
          December 31, 2002                  0.03              0.03
          March 31, 2001                     2.40              1.25
          June 30, 2001                      2.40              1.01
          September 30, 2001                 0.55              0.98
          December 31, 2001                  0.55              0.35


     During the year ended December 31, 2002, the Company has engaged in the following sales of unregistered securities.

     On June 19, 2003 the Company issued 3,499,480 shares of its common stock to Rea Capital Corporation, a company which is wholly owned by a family member of an officer and two directors of the Company, in exchange for the satisfaction of $350,000 in debt owed by the Company to Rea Capital Corporation.aa

     In addition, during the year, the Company issued 520 of its common shares in exchange for $524 in cash and on July 19, 2003 issued 118,556 of its common shares in exchange for consulting services. These services were recorded at a value of $9,500.

Item 6. Management's Discussion and Analysis or Plan of Operation

The Company expects to continue over the next 12 months to pursue various real estate development project opportunities. Any cash contributions required of the Company for such transactions will have to be raised it and there is no assurance that either such transactions will be found by the Company or that the funds will become available to close them.

It will be necessary for the Company to raise additional funds to continue operations over the next 12 months which it expects to raise through the private sale of the Company's common stock There is no assurance that additional financing to meet the Company's needs or obligations will be forthcoming.

During the fiscal year ended December 31, 2002, the Company discontinued or completed termination of operations in two of its subsidiaries:

     Invvision Mortgage, Inc. On June 28, 2002, the Company sold its wholly owned subsidiary to an officer of IMI for a $25,000 note receivable. In consideration for these assets the officer assumed all of IMI's liabilities. The Company recognized a net gain on the disposition of IMI of $344,174, which is included in the accompanying consolidated financial statements as a part of discontinued operations (see Part II, Item 7, Financial Statements).

     Invvision Development, Inc. On August 29, 2002, the Company sold its wholly owned subsidiary, IDI, to its President in lieu of $72,150 owed to him and an assumption of all of the outstanding payables of IDI totaling $90,499. The Company has retained a 20% profit interest in a number of their business opportunities. The Company recognized a net loss on this disposition of $101,163, which is included in the accompanying consolidated financial statements as a part of discontinued operations. (see Part II, Item 7, Financial Statements),

     In addition on April 22, 2002, the Company sold undeveloped acreage to a shareholder of the Company in exchange for $200,000 in cash and debt forgiveness.. the Company recorded a loss in the amount of $208,000 on this transaction but maintained a first right of refusal to repurchase the property for $200,000.

     INVA #1, Inc., a subsidiary of the Company and owner of the 19.64 acre parcel of real estate in Carrollton, Texas on December 2, 2002 filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court in Dallas, Texas. Under the plan which was approved on April 28, 2003, and which is subject to confirmation by secured creditors on June 23, 2003, the first three lien holders would be paid in full with the remaining funds disbursed one half to the fourth lien holder and one half to the unsecured creditors.

Item 7. Financial Statements.











                             Invvision Capital, Inc.

                                and Subsidiaries

                          (A Development Stage Company)

                              Financial Statements

                                       and

                          Independent Auditors' Report

                     Years Ended December 31, 2002 and 2001

                                       and

         Period February 15, 2001 (Inception) Through December 31, 2002

                                  C O N T E N T S



AUDITORS' REPORT..............................................................7

CONSOLIDATED BALANCE SHEETS...................................................8

CONSOLIDATED STATEMENTS OF OPERATIONS
     AND COMPREHENSIVE LOSS...................................................9

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT.............................10

CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................11-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................13-21

                          Independent Auditors' Report

Board of Directors
Invvision Capital, Inc.
    and Subsidiaries
Carrollton, Texas


We have audited the accompanying consolidated balance sheets of Invvision Capital, Inc. and subsidiaries (a development stage company), as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2002, for the period February 15, 2001 (inception) through December 31, 2001 and for the period February 15, 2001 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invvision Capital, Inc. and subsidiaries, at December 31, 2002 and 2001, and the results of their operations and their cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1, the Company entered into a merger transaction during 2001 that was accounted for as a reverse merger with the Company being the acquired entity for financial reporting purposes. As a result, the accompanying consolidated financial statements have been restated to present the financial position and operating results of the acquiring entity for financial reporting purposes.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As also discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Turner, Stone & Company, L.L.P.
-----------------------------------
Turner, Stone & Company, L.L.P.
Certified Public Accountants
April 28, 2003


                                           INVVISION CAPITAL,
                                            AND SUBSIDIARIES
                                      (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 2002 AND 2001

                                                Assets
                                                ------

                                                                            2002               2001
                                                                     ---------------     ---------------
Current assets:
     Cash                                                            $           212     $        29,181
     Receivables and advances                                                      -              46,403
     Mortgages held for sale                                                       -             312,639
     Prepaid expenses                                                              -               6,783
                                                                     ---------------     ---------------
         Total current assets                                                    212             395,006

Property and equipment, at cost, net of
     accumulated depreciation of  $3,141 and
     $1,641, respectively                                                      5,066               6,566

Other assets:
     Investment in unimproved real estate held for sale                    3,052,030           3,452,030
     Investment in available for sale equity
       securities, at fair value                                                   -              39,039
                                                                     ---------------     ---------------
                                                                     $     3,057,308     $     3,892,641
                                                                     ===============     ===============

                                  Liabilities and Stockholders' Equity
                                  ------------------------------------
Current liabilities:
     Accounts payable, trade                                         $       317,262     $       490,902
     Accrued expenses                                                        434,748             455,770
     Advances from stockholders                                               99,395                   -
     Line of credit                                                                -             312,639
     Note payable                                                             65,000              50,000
     Current portion of mortgages payable                                  2,572,667              11,770
                                                                     ---------------     ---------------
          Total current liabilities                                        3,489,072           1,321,081
                                                                     ---------------     ---------------
Mortgages payable, net of current portion                                          -           2,569,230
                                                                     ---------------     ---------------
Commitments and contingencies                                                      -                   -

Stockholders' equity:
     Preferred stock, $.001 par value, 15,000,000
        shares authorized, no shares issued and
        outstanding, no rights or preferences
        determined                                                                 -                   -
     Common stock, $.001 par value, 50,000,000
        shares authorized, 11,489,990 and 7,871,424,
        respectively, shares issued and outstanding                           11,490               7,871
     Paid in capital in excess of par                                      3,787,786           3,431,380
     Common stock warrants                                                   100,000             100,000
     Notes receivable, common stock subscribed                                     -      (       29,925)
     Accumulated deficit during the development stage                 (    2,379,089)     (    1,594,084)
     Accumulated other comprehensive loss                             (    1,951,951)     (    1,912,912)
                                                                     ---------------     ---------------
                                                                      (      431,764)              2,330
                                                                     ---------------     ---------------
                                                                     $     3,057,308     $     3,892,641
                                                                     ===============     ===============


           The accompanying notes are an integral part of the consolidated financial statements.

                                                      8

                                     INVVISION CAPITAL, INC.
                                         AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND COMPREHENSIVE LOSS
                                  YEAR ENDED DECEMBER 31, 2002
                  PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
                 AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002


                                                                                           Cumulative
                                                                                              From
                                                         2002                 2001          Inception
                                                   -------------       -------------       -------------
Revenues                                           $           -      $            -       $           -
Cost of revenues                                               -                   -                   -
                                                   -------------       -------------       -------------
Gross profit (loss)                                            -                   -                   -

Selling and marketing expenses                             1,059              65,760              66,819
General and administrative                               588,060           1,078,481           1,666,541
Loss on disposal of assets                               215,390                   -             215,390
                                                   -------------       -------------       -------------
Operating loss                                      (    804,509)      (   1,144,241)       (  1,948,750)

Interest expense                                         206,988              47,947             254,935
                                                   -------------       -------------       -------------
Loss before income taxes                            (  1,011,497)      (   1,192,188)       (  2,203,685)

Provision for income taxes                                     -                   -                   -
                                                   -------------       -------------       -------------
Loss from continuing operations                     (  1,011,497)      (   1,192,188)       (  2,203,685)

Discontinued operations
     Income (loss) from discontinued IMI,
        including gain on disposal net
        of applicable income taxes of $0                 327,655       (     351,734)     (       24,079)
     Loss from discontinued IDI, net
        of applicable income taxes of $0           (     101,163)      (      50,162)     (      151,325)
                                                   -------------       -------------       -------------
Net loss                                           (     785,005)      (   1,594,084)     (    2,379,089)

Unrealized loss on decline in value
     of available for sale equity securities       (      39,039)      (   1,912,912)     (    1,951,951)
                                                   -------------       -------------       -------------
Comprehensive loss                                $(     824,044)     $(   3,506,996)    $(    4,331,040)
                                                   =============       =============       =============

Loss per share:
     Basic:
        Loss from continuing operations           $(        0.10)     $(        0.18)    $(         0.27)
        Income (loss) from discontinued
         operations                                          .02       (         .06)     (          .02)
                                                   -------------       --------------     --------------
         Net loss                                 $(        0.08)     $(        0.24)    $(         0.29)
                                                   =============       ==============     ==============
     Diluted:
        Loss from continuing operations           $(        0.10)     $(        0.18)    $(         0.27)
        Income (loss) from discontinued
         operations                                          .02       (         .06)     (          .02)
                                                   -------------       -------------      --------------
         Net loss                                 $(        0.08)     $(        0.24)    $(         0.29)
                                                   =============       ==============     ==============


         The accompanying notes are an integral part of the consolidated financial statements.

                                                 9

                                                       INVVISION CAPITAL, INC.
                                                          AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001

                                      INVV Capital,Inc.                                                   Accum Other
                    Common Stock       Common Stock     Add'l Paid  Common Stock  Notes    Accumulated Comprehensive
Date               Shares    $        Shares    $       In Capital   Warrants   Receivable   Deficit        Loss          Total
                 ---------- -------  ---------  ------- -----------  ---------  ---------- -----------  ------------  -------------
Balance-12/21/00 25,257,244 $24,257                     $2,905,175    $      -   $       - $(3,277,378)                $(  347,946)
Issuance of
  subscribed common
  stock shares       25,000      25                            (25)                                                              -
Common stock issued
  related party
  payable           165,000     165                        296,385                                                         296,550
Remaining OMNI debt
  assumed by stockholders
  as additional capital
  contributed                                               65,455                                                          65,455
Cancelation of
  common stock  (15,710,000)(15,710)                        15,710                                                               -
Reverse stock
  split 8:1     ( 7,645,088)( 7,645)                         7,645                                                               -
Adjustment to
  give effort to
  reverse merger
  and equity accts
  restatement   ( 1,092,156)( 1,092) 1,092,156   1,092  (3,291,437)                         3,291,437                            -
Net loss                                                                                      (14,059)                  (   14,059)
                ---------- -------  ---------  ------- -----------  ---------  ---------- -----------  ------------  -------------
Balance at 4/20/01,
  as adjusted for
  reverse merger         -        -  1,092,156   1,092           -           -           -          -             -              -
                 ---------- -------  ---------  ------- -----------  ---------  ---------- -----------  ------------  -------------
Common stock-cash                       50,000      50      49,950                                                          50,000
Common stock-land                      400,000     400     399,600                                                         400,000
Common stock-land option             3,000,000   3,000     240,000                                                         243,000
Common stock-notes                      29,925      30      29,895               (29,925)                                        -
Common stock-services                  428,297     428     207,058                                                         207,058
Common stock issued
  for 7,566,924 shares
  of Starnet Financial               1,891,731   1,892   1,889.839                                                       1,891,731
Common stock-cash
Common stock-services                  118,650     119     118,531                                                         118,650
Sell of common stock warrants                                          100,000                                             100,000
Common stock-cash                      126,577     126     126,451                                                         126,577
Common stock-cash                       57,212      57      57,155                                                          57,212
Common stock-services                   48,300      48      47,002                                                          47,050
Common stock-cash                       82,500      83      82,417                                                          82,500
Common stock-cash                        3,150       3       3,147                                                           3,150
Common stock issued
  for 240,880 shares
  of Starnet Financial                 188,676     189      60,031                                                          60,220
Common stock issued to
  pay land related debt                290,000     290      57,210                                                          57,500
Common stock-services                   25,000      25      24,975                                                          25,000
Unrealized loss on
available for sale securities                                                                             1,912,912)   (1,912,912)
Net loss                                                                                   (1,594,084)                 (1,594,084)
                 ---------- -------  ---------  ------- -----------  ---------  ---------- -----------  ------------  -------------
Balance at 12/31/01      -  $     -  7,871,424  $7,871  $3,431,380   $ 100,000  $(29,925) $(1,594,084)  $(1,912,912)  $     2,330
                 ---------- -------  ---------  ------- -----------  ---------  ---------- -----------  ------------  -------------
Issuance of common
  stock for cash                           520       1         524                                                            525
Issuance of common
  stock in exchange
  for debt to Rea Capital Corp       3,499,480   3,499     346,501                                                        350,000
Issuance of common
  stock in exchange for services       118,566     119       9,381                                                          9,500
Charge to expense
  uncollectible note
  receivablefor stock                                                             29,925                                   29,925
Unrealized loss on
  available for
  sale securities                                                                                            (39,039)     (39,039)
Net loss                                                                                   (  785,005)                 (  785,005)
                 ---------- -------  ---------  ------- -----------  ---------  ---------- -----------  ------------  -------------
Balance at 12/31/02      -  $     - 11,489,990 $11,490  $3,787,786   $ 100,000      $0    $(2,379,089)  $(1,951,951)  $(  431,764)
                 ========== =======  =========  ======= ===========  =========  ========== ===========  ============  =============
                        The accompanying notes are an integral part of the consolidated financial statements.
                                                                  10

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          YEAR ENDED DECEMBER 31, 2002
                         PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
                       AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002


                                                                                             Cumulative
                                                                                                From
                                                        2002               2001              Inception
Cash flows from operating activities:             -------------       -------------        -------------

     Cash received from customers                 $     440,035       $     569,309        $   1,009,344
     Cash paid to employees                        (     79,295)       (    370,056)        (    449,351)
     Cash paid to suppliers                        (    162,279)       (    691,905)        (    854,184)
     Interest paid                                 (    205,988)       (    153,755)        (    359,743)
                                                  -------------       -------------        -------------
         Cash used in operating activities         (      7,527)       (    646,407)        (    653,934)
                                                  -------------       -------------        -------------
Cash flows from investing activities:

     Proceeds from sale of land                         184,610                   -              184,610
     Advances made to others                                  -        (     46,403)        (     46,403)
     Payment of real estate closing costs                     -        (    170,530)        (    170,530)
     Purchase of property and equipment                       -        (      8,207)        (      8,207)
                                                  -------------       -------------        -------------
       Cash provided by (used in)
         investing activities                           184,610        (    225,140)        (     40,530)
                                                  -------------       -------------        -------------
Cash flows from financing activities:

     Advances from stockholders                          99,395                   -               99,395
     Proceeds from issuance of common stock                 525             438,089              438,614
     Proceeds from option agreement                           -             100,000              100,000
     Proceeds from line of credit                             -           8,201,706            8,201,706
     Repayment of line of credit                   (    312,639)       (  7,889,067)        (  8,201,706)
     Proceeds from notes payable                         15,000             100,000              115,000
     Repayment of notes payable                    (      8,333)       (     50,000)        (     58,333)
                                                  -------------       -------------        -------------
        Cash provided by (used in)
         financing activities                      (    206,052)            900,728              694,676
                                                  -------------       -------------        -------------
Net increase (decrease) in cash                    (     28,969)             29,181                  212

Cash at beginning of period                              29,181                   -                    -
                                                  -------------       -------------        -------------
Cash at end of period                            $          212       $      29,181        $         212
                                                  =============       =============        =============



          The accompanying notes are an integral part of the consolidated financial statements.

                                                  11

                                                 INVVISION CAPITAL, INC.
                                                    AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            YEAR ENDED DECEMBER 31, 2002
                         PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
                       AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002


                                          Reconciliation of Net Loss to
                                           Net Cash Used in Operations

                                                                                             Cumulative
                                                                                                 From
                                                         2002                2001             Inception
                                                 ---------------      ---------------    ---------------
Net loss                                         $ (     785,005)     $(    1,594,084)   $(    2,379,089)
                                                 ---------------      ---------------    ---------------
Adjustment to reconcile net loss to
     net cash used in operations:

     Depreciation                                $         1,500      $         1,641     $        3,141
     Common stock issued for services                      9,500              318,786            328,286
     Uncollectible common stock
        subscription                                      29,925                    -             29,925
     Gain on sale of subsidiary                    (     344,174)                   -      (     344,174)
     Loss on sale of land                                215,390                    -            215,390
     Decrease in accounts receivable                      43,449                    -             43,449
     (Increase) decrease in mortgages
        held for sale                                    312,639       (      312,639)                 -
     (Increase) decrease in prepaid expenses               6,783       (        6,783)                 -
     Increase (decrease) in accounts payable             523,488              490,902          1,014,390
     Increase (decrease) in accrued expenses       (      21,022)             455,770            434,748
                                                 ---------------      ---------------    ---------------
        Total adjustments                                777,478              947,677          1,725,155
                                                 ---------------      ---------------    ---------------
Net cash used in operations                      $ (       7,527)     $(      646,407)    $(     653,934)
                                                 ===============      ===============    ===============

                                            Supplemental Disclosure of Non Cash
                                            Investing and Financing Activities

Common stock issued in exchange for
     professional and investment
     advisory services                           $         9,500      $       318,786     $      328,286

Common stock and mortgages payable
     issued in exchange for real estate                        -            3,281,500          3,281,500

Common stock issued in exchange
     for available for sale equity securities                  -            1,951,951          1,951,951

Common stock issued in exchange for
     notes receivable                                          -               29,925             29,925

Common stock issued in exchange for debt                 350,000                    -            350,000


             The accompanying notes are an integral part of the consolidated financial statements.

                                                    12

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business and operations
-----------------------

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

ICI was incorporated in the state of Texas on February 15, 2001. Prior to this merger transaction, ICI had no active business operations. However, in connection with its formation, ICI acquired an unimproved parcel of real estate and an assignment of contract to purchase another unimproved parcel of real estate (Notes 3 and 7), which it planned to develop. Additionally, in April 2001, the Company began conducting mortgage banking activities involving the origination and underwriting of residential mortgage loans.

The merger transaction was accounted for as a reverse merger using the purchase method of accounting with ICI acquiring OMNI for financial reporting purposes. As a result, the accompanying consolidated financial statements have been restated to present the financial position and operating results of ICI as the acquiring entity (Note 11). Because OMNI did not have any assets or liabilities and had no business operations, no portion of the purchase price was allocated to goodwill. Instead, the excess of the purchase price over the fair value of net assets acquired has been charged against operations and reflected in the accompanying consolidated financial statements as an acquisition cost.


Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries Invvision Development, Inc., Invvision Mortgage, Inc., Invvision Funding, Inc., INVA#1, Inc. and INVA#2, Inc. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.


Basis of presentation and going concern uncertainty
---------------------------------------------------

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses since its inception and it has a net working capital deficit of approximately $3.5 million. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a business acquisition or begin new operations. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management estimates
--------------------

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


Cash flows
----------

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. None of the Company's cash is restricted.


Revenue recognition
-------------------

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


Property and equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. For the year ended December 31, 2002 and the period February 15, 2001 (inception) through December 31, 2001, depreciation expense totaled $1,500 and $1,641, respectively.


Advertising costs
-----------------

The Company's advertising costs, which consist of the development and printing of promotional packages and the development of marketing content to be used on the Company's web site, are charged to expense when incurred. For the year ended December 31, 2002 and the period February 15, 2001 (inception) through December 31, 2001, advertising expense totaled $2,595 and $48,542, respectively.


Loss per share
--------------

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the year ended December 31, 2002, the period February 15, 2001 (inception) through December 31, 2001, and the period February 15, 2001 (inception) through December 31, 2002, basic loss per share amounts are computed using 9,795,014, 6,568,537 and 8,300,396 weighted average number of common stock shares outstanding, respectively, after retroactively adjusting these shares for the reverse stock split and the reverse merger acquisition. No effect has been given to the assumed exercise of outstanding stock options (Note 8) because the effect would be antidilutive.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-lived assets
-----------------

The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. The Company has not identified any asset impairments since its inception.


Stock based incentive program
-----------------------------

SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the intrinsic value method of accounting prescribed by APB Opinion No. 25. As such, the Company is required to disclose pro forma net income and loss per share amounts as if the fair value method of accounting has been applied (Note 8).


2.   CAPITAL STRUCTURE DISCLOSURES

In April 2001, prior to the Company's reverse merger transaction with ICI, the Company issued 165,000 common stock shares to Automated Business Companies, Inc.
(ABC) (Note 6) in exchange for $296,550 of liabilities owed to ABC. In addition, the Company canceled 15,710,000 common stock shares originally issued to controlling stockholders and the Board of Directors voted to effect an 8 to 1 reverse stock split. Finally, the controlling stockholders assumed $65,455 of net liabilities as additional contributed capital to the Corporation.

The Company is also authorized to issue 15,000,000 preferred stock shares with a par value of $.001. At December 31, 2002, no preferred stock shares have been issued and no rights or preferences have been determined with respect to these shares.

During the period February 15, 2001 (inception) through December 31, 2001, the Company issued 540,847 common stock shares for professional and investment advisory services. These services were recorded at their fair values totaling $318,786 based upon closing bid prices of the Company's common stock.

During the year ended December 31, 2002, the Company issued 118,566 common stock shares for consulting service. These services were recorded at their fair values totaling $9,500 based upon closing bid prices of the Company's common stock. The Company also issued 3,499,480 common shares in exchange for shareholder debt. This debt was recorded at its fair value totaling $350,000 based upon closing bid prices of the Company's common stock.


3.   DISCONTINUED OPERATIONS


Invvision Mortgage, Inc.
------------------------

On June 28, 2002, the Company sold its wholly owned subsidiary to an officer of IMI for a $25,000 note receivable. In consideration for these assets the officer assumed all of IMI's liabilities. The Company recognized a net gain on the disposition of IMI of $344,174, which is included in the accompanying consolidated financial statements as a part of discontinued operations.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Invvision Development, Inc.
---------------------------

On August 29, 2002, the Company sold its wholly owned subsidiary, IDI, to its President in lieu of $72,150 owed to him and an assumption of all of the outstanding payables of IDI totaling $90,499. The Company has retained a 20% profit interest in a number of their business opportunities. The Company recognized a net loss on this disposition of $101,163, which is included in the accompanying consolidated financial statements as a part of discontinued operations.


4.   REAL ESTATE PROPERTIES

In March 2001, ICI acquired 2.25 acres of unimproved real estate in northwest Dallas County and issued 400,000 common stock shares valued at $1.00 per share in exchange. This property was sold on April 22, 2002 to a limited liability company controlled by a stockholder for $200,000 and various items of debt. As part of the purchase transaction the Company retained first right of refusal with the purchaser to re-purchase the property for $200,000 before any sale can occur.

Additionally, in March 2001, the Company acquired an assignment in a contract to purchase 19.64 acres of unimproved real estate in northwest Dallas County from RGL (Note 6) and issued 3,000,000 common stock shares in exchange. This acquisition did not qualify as a business combination and furthermore meets the requirements of S.E.C. Staff Accounting Bulletin No. 48, Topic 5-G, Transfers of Nonmonetary Assets by Promoters and Shareholders. Accordingly, the cost of this assignment has been recorded at the $264,500 historical cost basis of RGL. RGL paid $64,500 in cash for the assignment from an unrelated corporation and agreed to pay $200,000 at the closing of the purchase of the property. In October 2001, the Company purchased the real estate pursuant to the contract through the issuance of 254,000 common stock shares to RGL and through the issuance of a first, second and third mortgage payable totaling $1,580,000, $200,000 and $801,000, respectively (Notes 6 and 14). The Company also incurred $161,530 of additional closing related costs, which have also been capitalized as part of the cost of this real estate. An environmental study is currently in process relating to this tract (Note 8).

In August 2002 the Company passed a board resolution to sell the 19.64 acres and afterwards signed two contracts neither of which went through.


5.   INVESTMENT IN AVAILABLE FOR SALE SECURITIES

On April 24, 2001, the Company issued 1,891,731 common stock shares in exchange for 7,566,924 common stock shares of Starnet Financial, Inc. (SFI), a public company which is traded under the symbol SNFN. On September 10, 2001, the Company acquired an additional 240,880 SFI common stock shares in exchange for 188,676 of its common stock shares. The Company's cost of its investment, which is classified as available for sale and represents a 4.7% interest in the outstanding common stock of SFI, totaled $1,951,951 or $.27 per SFI share. At December 31, 2002 and 2001, the fair value of its investment totaled $0 and $39,039. Accordingly, the unrealized depreciation in value of this investment totaling $1,951,951 and $1,912,912, respectively, is reflected in the accompanying consolidated financial statements as a component of comprehensive income.


6.   MORTGAGES AND NOTES PAYABLE

On October 22, 2001, in connection with the Company's purchase of a 19.64 acre parcel of unimproved real estate, the Company issued a first, second and third mortgage payable in the principal amounts of $1,580,000, $200,000 and $801,000, respectively. Each note payable accrues interest at 8.0% per annum and matures on April 30, 2003 with principal and accrued interest due and payable on this date. Each mortgage is secured by the purchased real estate and subordinated to each other as prioritized above. At December 31, 2002 and 2001, accrued interest payable on each of the above notes totaled $239,022 and $39,598, respectively.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On December 3, 2002, INVA #1, the wholly owned nominee subsidiary of ICI, that owns the property, filed involuntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. This action was taken to forestall foreclosure by the first lien holder and obtain additional time to sell the mortgage property (Note
14).

In connection with the Company's mortgage banking activities, the Company has a $10,000,000 warehouse line of credit with a financial institution. The line of credit matures annually on February 28th, bears interest at 11.5% and is secured by all of the Company's non real estate assets. At December 31, 2001, there was no accrued interest payable outstanding. On January 7, 2002, the line of credit was repaid when its mortgages held for sale were sold to a permanent investor (Note 11).

In May 2001, the Company borrowed $100,000 from an individual. On November 15, 2001, $50,000 was repaid and a note was executed for the remaining $50,000 balance. The note bears interest at 8.0 %, is unsecured and matures on May 15, 2003 when all principal and accrued interest is due.

In December 2002, the Company borrowed $15,000 from a holding company. This loan bears interest at 18% and matures on December 3, 2003.


7.   RELATED PARTY TRANSACTIONS


Automated Business Companies, Inc. (ABC)
----------------------------------------

Prior to the Company's merger transaction with ICI (Note 1), the Company had assets totaling $38,293 and liabilities totaling $401,298. In April 2001, the Company issued 165,000 common stock shares in exchange for $296,550 of liabilities to ABC, a corporation owned by a former controlling stockholder of the Company. In addition, the remaining net liabilities of the Company totaling $65,455 were assumed individually by the controlling stockholder as additional paid in capital.


Restlawn Group, Ltd. (RGL)
--------------------------

In connection with the Company's 19.64-acre real estate acquisition (Note 4), the Company acquired an assignment of contract to purchase the property from RGL. RGL is majority owned and controlled by RCC, which is a major stockholder of the Company. RGL's cost of the assignment from an unrelated corporation totaled $264,000 payable $64,500 in cash and the $200,000 balance payable upon the closing of the purchase of the property. The Company issued 3,000,000 common stock shares to RGL in exchange for the assignment and, upon the purchase of the property, issued another 254,000 common stock shares to RGL and an $801,000 mortgage payable subordinated to a first and second mortgage (Notes 6 and 14).


Rea Capital Corp. (RCC)
-----------------------

On February 15, 2001, the Company entered into a consulting agreement with RCC, which is a major stockholder of the Company, to provide business, management and financial consulting services to the Company in exchange for a monthly consulting fee of $20,000 and the reimbursement of service related expenses. RCC is wholly owned by Rea Brothers, Limited, an Ontario, Canada corporation, which is wholly owned by a family member of an officer and two directors of the Company. The term of the agreement is for one year and can be terminated within 30 days by either party or renewed for additional one-year terms by the mutual consent of both parties. On February 15, 2002, the consulting agreement with RCC was renewed for an additional four-month term expiring June 15, 2002. For the year ended December 31, 2002 and the periods February 15, 2001 (inception) through December 31, 2001 and 2002, consulting fees incurred under this agreement totaled $140,000, $235,000 and $375,000, respectively. On June 19, 2002, 3,499,480 shares of common stock were issued in exchange for $350,000 of these liabilities. At December 31, 2002, $21,143 of liabilities remain unpaid to RCC and included in accounts payable.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TCMC US, Inc. (TCM)
-------------------

The Company leases its office facilities and furnishings and equipment from TCM (Note 8). TCM is wholly owned by The Crafter's Marketplace, LLC (CMP), which is partially owned by RCC. Additionally, a director and officer of the Company is a director and officer of CMP.


8.   COMMITMENTS AND CONTINGENCIES


Employment and other agreements
-------------------------------

As of December 31, 2002, the Company was not obligated under any employment or other agreements.


Leases
------

The Company is obligated under a non-cancelable operating lease agreement for its office facility and its furnishings and equipment located in Carrollton, Texas. This office facility is leased from TCMC US, Inc., a Texas corporation wholly owned by a stockholder, director and officer of the Company (Note 6). The lease agreement was effective April 1, 2001, expires on December 31, 2003 and provides for a monthly rental payment of $5,000 with no option for renewal. This lease was terminated by TCMC US, Inc. in September 2002 and the unpaid balance of the lease was forgiven. For the year ended December 31, 2002 and for the period February 15, 2001 (inception) through December 31, 2001, rent expense totaled $18,235 and $51,145, respectively.


Employment taxes
----------------

Through December 31, 2001, the Company's mortgage subsidiary has not filed any quarterly federal or state employment tax returns nor has it made any required employment tax deposits or payments. At December 31, 2001, unpaid federal and state employment taxes reflected as a liability in the accompanying consolidated financial statements totaled approximately $248,000. Penalties and interest related to these employment tax liabilities, estimated by management to approximate $56,000, have also been accrued in the accompanying consolidated financial statements. On June 28, 2002, the IMI subsidiary was sold to an officer of the Company who assumed the liability for the unpaid payroll taxes although the Company could be held responsible for these taxes if not paid by the purchaser.


Legal matters
-------------

The Company is subject to legal proceedings that arise in the ordinary course of business. As of this date, the Company is not a party to any lawsuits, either as plaintiff or as defendant. Management is not aware of any matters that could result in a lawsuit or other legal contingencies.


Environmental matters
---------------------

During the period ended December 31, 2001, the Company acquired a 19.64 acre tract of land (Note 3) that was formerly a landfill for the city of Carrollton, Texas. There is currently an environmental study in progress by the Texas Natural Resource Conservation Commission (TNRCC) to determine the extent of contamination and the costs associated with the clean up. As of this date, the extent of contamination has not been defined. Management believes it is reasonably possible that some contamination will exist and that the cost of clean up to the Company could approach $500,000 on an undiscounted basis. However, it is reasonably possible that this estimated loss contingency could change as the environmental study is completed, currently estimated to occur sometime by the end of March 2004. A loss accrual for clean up costs has not been provided for in the accompanying consolidated financial statements.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   COMMON STOCK WARRANTS

In May 2001, the Company granted a corporation, which is a stockholder of the Company, an option to purchase 1,000,000 common stock shares of the Company at a price of $1.00 per share in exchange for $100,000 cash. The option period was to commence upon the granting of free trading shares in an Arkansas corporation, which had filed for federal bankruptcy protection under Chapter 11 of the federal bankruptcy laws. The Company was under contract to purchase this corporation from the federal bankruptcy trustee at the time the option was issued. The contract to purchase this corporation was subsequently terminated. As a result, in February 2002, the Company amended the option agreement to grant an option to purchase 2,000,000 common stock shares of the Company at a price of $.50 per share. The options expire February 28, 2005.

SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share for compensatory stock option and warrants issued by the Company in accordance with the fair value method prescribed in this pronouncement. At December 31, 2002, there were no other options or warrants outstanding for which compensation expense should have been recorded. Accordingly, no pro forma information is required to be disclosed.


10.  INCOME TAXES

The Company accounts for corporate income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition to the noncurrent deferred tax asset relating to the Company's net operating losses, which totals approximately $809,000 and which has been fully offset by a valuation reserve, the Company also has a deferred tax asset relating to the unrealized loss of its investment in available for sale securities of approximately $660,000, which also has been fully offset by a valuation reserve. There are no other significant deferred tax assets or liabilities.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the period February 15, 2001 (inception) through December 31, 2001 is as follows.

                                    Year Ended      Year Ended     Cumulative
                                      12/31/02       12/31/01    from Inception
Tax expense (benefit) computed
     at statutory rate           $(    267,000)   $(  542,000)  $(      809,000)
Increase in valuation allowance        267,000        542,000           809,000
                                 -------------    -----------   ---------------
                                 $           -    $         -   $             -


As of December 31, 2001, the Company has approximately $2,380,000 of regular net operating losses to offset future federal income tax, which expire through the year 2012. Prior to the Company's merger transaction with OMNI, the Company had prior net operating loss carry forwards of approximately $ 3.3 million. The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an 'ownership change" as defined by the Internal Revenue Code, the Company's ability to utilize the federal and California net operating losses could be reduced. With respect to the merger transaction with ICI (Note 1), the Company has not made this determination and it is not certain whether any of these prior carry forwards will be utilized.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      FINANCIAL INSTRUMENTS

The Company's financial instruments, which are held for trading purposes and which potentially subject it to credit and other risks, consists of its cash, its receivables and advances, its mortgages held for sale, its investment in available for sale securities (Note 5) and its mortgages and notes payable.

Cash
----

The Company maintains its cash in bank deposit and other accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks involving its cash.

Receivables and advances
------------------------

The Company's receivables and advances are non interest bearing, due on demand and are unsecured. Management believes the Company is not exposed to any significant credit risks affecting these receivables and advances and they are fairly stated at estimated net realizable amounts.

Mortgages held for sale
-----------------------

At December 31, 2001, the Company had two mortgages held for sale, which are reported at the lower of cost or market value. Mortgages held for sale are secured by the related homes being financed. Generally, the Company sells its mortgages within two weeks from the closing and funding. Risks affecting these mortgages include general economic conditions present in the lending industry such as interest rates, location of the real estate collateralizing the mortgages, the length of time the mortgages are held for sale and mortgage terms. At December 31, 2001, there were no significant differences between the Company's cost of the mortgages and their market values. Both mortgages were sold to permanent investors by January 7, 2002 (Note 6).

Mortgages and notes payable
---------------------------

Management believes the carrying value of these mortgages and notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

12.      INTERIM FINANCIAL DATA

During the first quarter of the year ended December 31, 2001, the Company entered into a merger transaction that was accounted for as a reverse merger with the Company being the acquired entity for financial reporting purposes (Note 1). As a result, the accompanying consolidated financial statements have been restated to present the financial position and operating results of the acquiring entity for financial reporting purposes. Accordingly, this basis of presentation is not comparable with the interim financial data previously presented in the first fiscal quarter ended March 31, 2001.

In addition, as a result of the historical cost accounting for the real estate assets owned by the Company resulting from the reverse merger (Note 1), various year-end adjustments were made that affected the recorded carrying value of the real estate and the additional paid in capital of the Company as reported for the quarters ended June 30, 2001 and September 30, 2001. The effect of these adjustments decreased assets and increased stockholders' deficit by approximately $2,950,000. There was no material affects on reported operating results or loss per share amounts.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      SEGMENT INFORMATION

The Company's operating segments consisted of its mortgage banking activities (Note 1), its real estate development activities (Note 4) and its general corporate capital funding activities, each of which were conducted through separate subsidiary corporations. The general corporate capital funding activities consisted of those activities related to raising additional equity capital and/or debt financing needed to provide for the continued development and operation of its mortgage banking activities and its real estate development activities. As of August 29, 2002, there were no longer any operating segments, therefore no schedules are presented.

14.      SUBSEQUENT EVENT

On April 28, 2003, the bankruptcy plan of reorganization was approved, subject to a June 20th confirmation by the secured creditors. The reorganization plan calls for the sale of the common stock of INVA #1 for $1. The buyer then agrees to fund the Company with $350,000 cash, assume the 19.64 acres of land and assume the mortgages on the land, real estate taxes and certain other payables attributed to the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     As a result of the previously reported change of control the registrant engaged a new independent accountant as the principal accountant to audit the registrant's financial statements. The new independent accountant is Turner, Sone & Company, Dallas Texas. The change in accountants, which was effective January 1, 2022 was recommended by the registrant's President and approved by the board of directors.

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


                                   PART III


Item 9. Directors and Executive Officers, Promoters and Control Persons.


   Name                    Age      Position                 Held Since
   ----                    ---      --------                 ----------
Edward P. Rea              62       Chairman and Director    April 2001

John Edward Rea            37       President and Director   April 2001





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

Item 10.    Executive Compensation

     The Company currently pays no compensation directly to its executives. This contract provides for the payment of a monthly fee in the amount of $20,000 to Rea Capital Corporation. These funds pay for business management, administrative, accounting and advisory services. (See "Item 12. Certain Relationships and Related Transactions")


Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent of the issued and outstanding shares of the Company as of December 31, 2002. The table sets forth the information based on 11,489,990 common shares issued and outstanding as of December 31, 2002.

Information is contained herein pursuant to Item 405 Regulation S.B., however Form 3 and Form 5 pursuant to Rule 16 have not been filed as of this date

                                                     Amount and
                          Name of                    Nature of          Percent
                          Beneficial                 Beneficial            of
Title of Class            Owner                      Ownership           Class
--------------------------------------------------------------------------------
Common                    Edward P. Rea            13,500 Direct         49.92%
                                                5,735,950 shares*
                                                  owned by Rea
                                                  Capital, Inc.
                                                (see Item 12 below)

Common                    John Edward Rea       5,735,950 Shares*        49.92%
                                                   owned by Rea
                                                  Capital, Inc.
                                                (see Item 12 below)
--------------------------------------------------------------------------------
Common                    All Directors and
                          Officers as a Group    5,735,950 shares        49.92%


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

     Restlawn Inc. ("Restlawn") assigned a contract for the purchase of 19.64 acres of undeveloped real estate to the Company in exchange for 3,000,000 shares of the Company's common stock. (see "Business of the Issuer" and "Description of Property") At the closing of the purchase of this Property by the Company, Restlawn was issued an additional 254,000 shares of the Company's common stock and a mortgage on the undeveloped real estate in the amount of $801,000 carrying interest at the rate of 8% per annum. A majority of Restlawn is owned and Rea Capital Corporation, a major shareholder of the Company, controls that company. (see below).

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

     On June 19, 2003 the Company issued 3,499,480 shares of its common stock to Rea Capital Corporation, a company which is wholly owned by a family member of an officer and two directors of the Company, in exchange for the satisfaction of $350,000 in debt owed by the Company to Rea Capital Corporation.

     Invvision Mortgage, Inc. On June 28, 2002, the Company sold its wholly owned subsidiary to an officer of IMI for a $25,000 note receivable. In consideration for these assets the officer assumed all of IMI's liabilities. The Company recognized a net gain on the disposition of IMI of $344,174, which is included in the accompanying consolidated financial statements as a part of discontinued operations (see Part II, Item 7, Financial Statements).

     Invvision Development, Inc. On August 29, 2002, the Company sold its wholly owned subsidiary, IDI, to its President in lieu of $72,150 owed to him and an assumption of all of the outstanding payables of IDI totaling $90,499. The Company has retained a 20% profit interest in a number of their business opportunities. The Company recognized a net loss on this disposition of $101,163, which is included in the accompanying consolidated financial statements as a part of discontinued operations. (see Part II, Item 7, Financial Statements),

 In addition on April 22, 2002, the Company sold undeveloped acreage to a shareholder of the Company in exchange for $200,000 in cash and debt forgiveness.. the Company recorded a loss in the amount of $208,000 on this transaction but maintained a first right of refusal to repurchase the property for $200,000.

                                    Part III

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K



  a)  Exhibits:

Number
------
3.1    Company's Articles of Incorporation................................ (1)

3.2    Company's By-laws.................................................. (1)

10.1   Exchange Agreement between Omni Parkpass, Inc., Invvision
          Capital, Inc. and the shareholders of Invvision Capital
          Inc., dated April 20, 2001...................................... (2)


(1) Filed as an exhibit to the Company's Registration Statement on Form 10SB-1, filed with the Commission on June 10, 1999, and incorporated herein by reference.
(2)     Filed as an exhibit to the Company's Form 8-K, filed on March 7, 2001.




  (b) Reports on Form 8-K

     A report on Form 8-K was filed by the Company on March 29, 2002, concerning the change in the Registrant's certified public accountants from Weaver and Tidwell to Turner, Stone & Company.





14. Controls and Procedures

Within the 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the
effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Annual Report. There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2003.



                    INVVISION CAPITAL, INC.


                     By:  /s/  Edward P. Rea
                          ----------------------------
                           Mr. Edward P. Rea, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 12, 2003.

                               CERTIFICATIONS

      I, Edward P. Rea, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Invvision Capital, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 12, 2003

                                          /s/  Edward P. Rea
                                          -------------------------------------
                                          Name: Mr. Edward P. Rea
                                          Title: Chairman