Form 10QSB
period 2003-03-31
INVVISION CAPITAL INC
filed 2003-06-05
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 2003


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 11,489,990 shares of common stock, par value $0.0001 per share issued and outstanding as of March 31, 2003.


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
        (Unaudited)

        Consolidated Balance Sheets as of March 31, 2003
           and March 31, 2002
        Consolidated Statements of Operations for
           the three months ended March 31, 2003 and 2002
        Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 and Inception to Date
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           11

Item 3. Controls and Procedures                                        11


PART II - OTHER INFORMATION                                            12


Item 1. Legal Proceedings                                              12

Item 2. Changes in Securities                                          12

Item 3. Defaults upon Senior Securities                                12

Item 4. Submission of Matters to a Vote of Security Holders            12

Item 5. Other Information                                              12

Item 6. Exhibits and Reports on Form 8-K                               12


SIGNATURE PAGE                                                         13

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

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS





                                                      Assets
                                                      ------




                                                                     March 31, 2003         March 31, 2002
                                                                     --------------         --------------
Current assets:
     Cash                                                           $              -        $          4,043
     Receivables and advances                                                      -                  47,091
     Prepaid expenses                                                              -                   8,483
                                                                    ----------------        ----------------
         Total current assets                                                      -                  59,617

Property and equipment, at cost, net of
     accumulated depreciation                                                  4,691                   5,910

Other assets:
     Investment in unimproved real estate                                  3,052,030               3,452,030
     Investment in available for sale equity
       securities, at fair value                                                                      39,039
                                                                    ----------------        ----------------
                                                                     $     3,056,721        $      3,556,596

























               The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS





                                       Liabilities and Stockholders' Equity
                                       ------------------------------------



                                                                     March 31, 2003      March 31, 2002
                                                                     --------------      --------------
Current liabilities:
     Accounts payable, trade                                       $         316,700    $        504,752
     Accrued expenses                                                        487,876             499,069
     Advances from stockholders                                               99,895                   -
     Note payable                                                             65,000              50,000
     Current portion of mortgages payable                                  2,572,667              11,770
                                                                    ----------------    ----------------
         Total current liabilities                                         3,542,138           1,065,591

Mortgages payable, net of current portion                                          -           2,629,230
                                                                    ----------------    ----------------
Commitments and contingencies                                                      -                   -

Stockholders' equity:
     Preferred stock, $.001 par value, 15,000,000
        shares authorized for March 31, 2002,
        no shares issued and outstanding, no
        rights or preferences determined                                            -                  -
     Common stock, $.001 and $.01 par value, 50,000,000
        shares authorized, 11,489,990 and 7,871,944
        shares issued and outstanding, respectively                           11,490               7,872
     Paid in capital in excess of par                                      3,787,786           3,431,904
     Common stock warrants                                                   100,000             100,000
     Notes receivable, common stock subscribed                                     -     (        29,925)
     Accumulated deficit during the development stage              (       2,432,742)    (     1,735,164)
     Accumulated other comprehensive loss                          (       1,951,951)    (     1,912,912)
                                                                    ----------------    ----------------
                                                                   (         485,417)    (       138,225)
                                                                    ----------------    ----------------
                                                                   $       3,056,721    $      3,556,596
                                                                    ================    ================












               The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              AND COMPREHENSIVE LOSS
                                      QUARTERS ENDED MARCH 31, 2003 AND 2002
                          AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH MARCH 31, 2003



                                                                                             Cumulative
                                                                                                  From
                                                         2003                 2002             Inception
                                                         ----                 ----            ----------

Revenues                                          $            -       $            -     $            -
Cost of revenues                                               -                    -                  -
                                                  ---------------      ---------------    ---------------
Gross profit (loss)                                            -                   -                   -

Selling and marketing expenses                                 -                 405              66,819
General and administrative                                   525              76,735           1,667,066
Loss on disposal of assets                                     -                   -             215,390
                                                  ---------------      ---------------    ---------------
Operating loss                                     (         525)      (      77,140)     (    1,949,275)

Interest expense                                          53,128              22,998             308,063
                                                  ---------------      ---------------    ---------------
Loss before income taxes                           (      53,653)      (     100,138)     (    2,257,338)

Provision for income taxes                                     -                   -                   -
                                                  ---------------      ---------------    ---------------
Loss from continuing operations                    (      53,653)      (     100,138)     (    2,257,338)

Discontinued operations
     Income (loss) from discontinued IMI,
        including gain on disposal net
        of applicable income taxes of $0                       -       (      11,879)     (       24,079)
     Loss from discontinued IDI, net
        of applicable income taxes of $0                       -       (      29,063)     (      151,325)
                                                  ---------------      ---------------    ---------------
Net loss                                                       -       (     141,080)     (    2,432,742)

Unrealized loss on decline in value
     of available for sale equity securities                   -                   -      (    1,951,951)
                                                  ---------------      --------------     ---------------
Comprehensive loss                                $(      53,653)     $(     141,080)    $(    4,384,693)
                                                  ===============      ==============     ===============
Loss per share:
     Basic:
        Loss from continuing operations           $(        0.00)     $(        0.00)    $(         0.26)
        Income (loss) from discontinued
         operations                                          .00       (         .02)     (          .02)
                                                  ---------------      --------------     ---------------
         Net loss                                 $(        0.00)     $(        0.02)   $(          0.28)
                                                  ===============      ==============     ===============
     Diluted:
        Loss from continuing operations           $(        0.00)     $(        0.00)   $(          0.26)
        Income (loss) from discontinued
         operations                                          .00       (         .02)    (           .02)
                                                  ---------------      --------------     ---------------

         Net loss                                 $(        0.00)     $(        0.02)   $(          0.28)
                                                  ===============      ==============     ===============


               The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      QUARTERS ENDED MARCH 31, 2003 AND 2002
                          AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH MARCH 31, 2003


                                                                                              Cumulative
                                                                                                From
                                                        2003                 2002             Inception
Cash flows from operating activities:                  ------               -----            -----------

     Cash received from customers                 $            -      $      393,619      $    1,009,344
     Cash paid to employees                                    -       (      70,065)      (     449,351)
     Cash paid to suppliers                        (         712)      (      72,891)      (     854,896)
     Interest paid                                             -       (      22,998)      (     359,743)
                                                  --------------      --------------      --------------
        Cash used in operating activities          (         712)            227,665       (     654,646)
                                                  --------------      --------------      --------------

Cash flows from investing activities:

     Proceeds from sale of land                                -                   -             184,610
     Advances made to others                                   -      (          689)    (        46,403)
     Payment of real estate closing costs                      -                         (       170,530)
     Purchase of property and equipment                        -                  -      (         8,207)
                                                  --------------      --------------      --------------
        Cash provided by (used in)
         investing activities                                  -      (          689)    (        40,530)
                                                  --------------      --------------      --------------

Cash flows from financing activities:

     Advances from stockholders                              500                   -              99,895
     Proceeds from issuance of common stock                    -                 525             438,614
     Proceeds from option agreement                            -                   -             100,000
     Proceeds from line of credit                              -                   -           8,201,706
     Repayment of line of credit                               -      (      312,639)    (     8,201,706)
     Proceeds from notes payable                               -              60,000             115,000
     Repayment of notes payable                                -                   -     (        58,333)
                                                  --------------      --------------      --------------

        Cash provided by (used in)
         financing activities                                500      (      252,114)            695,176
                                                  --------------      --------------      --------------

Net increase (decrease) in cash                   (          212)     (       25,138)                  -

Cash at beginning of period                                  212              29,181                   -
                                                  --------------      --------------      --------------

Cash at end of period                            $             -     $         4,043    $              -
                                                  ==============      ==============      ==============








               The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      QUARTERS ENDED MARCH 31, 2003 AND 2002
                          AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH MARCH 31, 2003


                                           Reconciliation of Net Loss to
                                            Net Cash Used in Operations
                                            ---------------------------

                                                                                          Cumulative
                                                                                             From
                                                        2003                 2002          Inception
                                                        ----                 ----          ----------
Net loss                                         $(       53,653)    $(      141,080)   $(    2,432,742)
                                                 ---------------     ---------------    ---------------
Adjustment to reconcile net loss to
     net cash used in operations:

     Depreciation                                $           375     $           656    $          3,516
     Common stock issued for services                          -                   -             328,286
     Uncollectible common stock
        subscription                                           -                   -              29,925
     Gain on sale of subsidiary                                -                   -      (      344,174)
     Loss on sale of land                                      -                   -             215,390
     Decrease in accounts receivable                           -                   -              43,449
     (Increase) decrease in mortgages
        held for sale                                          -             312,639                   -
     (Increase) decrease in prepaid expenses                   -       (       1,700)                  -
     Increase (decrease) in accounts payable       (         562)             13,851           1,013,828
     Increase (decrease) in accrued expenses              53,128              43,299             487,876
                                                 ---------------     ---------------    ---------------
        Total adjustments                                 52,941             368,745           1,778,096
                                                 ---------------     ---------------    ---------------
Net cash used in operations                      $(          712)    $       227,665    $(       654,646)


                                        Supplemental Disclosure of Non Cash
                                        Investing and Financing Activities
                                        ----------------------------------

Common stock issued in exchange for
     professional and investment
     advisory services                           $             -     $             -    $        328,286

Common stock and mortgages payable
     issued in exchange for real estate                        -                   -           3,281,500

Common stock issued in exchange
     for available for sale equity securities                  -                   -           1,951,951

Common stock issued in exchange for
     notes receivable                                          -                   -              29,925

Common stock issued in exchange for debt                       -                   -             350,000



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

On April 20, 2001, the Company merged with Invvision Capital, Inc. (ICI), a Texas corporation, by issuing 4,257,393 common stock shares valued at $4,257 in exchange for all of the outstanding common stock of Invvision Capital, Inc.
(ICI). Immediately prior to the merger, OMNI effected several capital stock transactions, including an 8 to 1 reverse common stock split, to change its capital structure. On April 23, 2001, OMNI changed its name to Invvision Capital, Inc.

ICI was incorporated in the state of Texas on February 15, 2001. Prior to this merger transaction, ICI had no active business operations. However, in connection with its formation, ICI acquired an unimproved parcel of real estate and an assignment of contract to purchase another unimproved parcel of real estate, which it plans to develop. Additionally, in April 2001, the Company began conducting mortgage banking activities involving the origination and underwriting of residential mortgage loans.

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


Basis of presentation and going concern uncertainty
---------------------------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the Company's 2002 Form 10-K. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the Company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of The Company and of its operations.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company incurred an operating loss during the quarter and it has a net working capital deficit of over $3.5 million. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to seek additional equity capital to fund a business acquisition or begin new operations. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


Property and equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. For the quarter ended March 31, 2003 and 2002 and for the period February 15, 2001 (inception) through March 31, 2003, depreciation expense totaled $375, $656 and $3,516, respectively.


Loss per share
--------------

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the periods ending March 31, 2003 and 2002 and for the period February 15, 2001 (inception) through March 31, 2003, basic loss per share amounts are computed using 11,489,990, 7,871,424 and 8,672,462 weighted average number of common stock shares outstanding respectively. No effect has been given to the assumed exercise of outstanding stock options because the effect would be antidilutive.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       MORTGAGES AND NOTES PAYABLE

On October 22, 2001, in connection with the Company's purchase of a 19.64 acre parcel of unimproved real estate, the Company issued a first, second and third mortgage payable in the principal amounts of $1,580,000, $200,000 and $801,000, respectively. Each note payable accrues interest at 8.0% per annum and matures on April 30, 2003 with principal and accrued interest due and payable on this date. Each mortgage is secured by the purchased real estate and subordinated to each other as prioritized above. At March 31, 2003 and 2002 and for the period February 15, 2001 (inception) through March 31, 2003, accrued interest payable on each of the above notes totaled $290,862 and $62,596, respectively.

On December 3, 2002, INVA #1, the wholly owned nominee subsidiary of ICI, that owns the property, filed involuntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. This action was taken to forestall foreclosure by the first lien holder and obtain additional time to sell the property.

In connection with the Company's mortgage banking activities, the Company has a $10,000,000 warehouse line of credit with a financial institution. The line of credit matures annually on February 28th, bears interest at 11.5% and is secured by all of the Company's non real estate assets. At December 31, 2001, there was no accrued interest payable outstanding. On January 7, 2002, the line of credit was repaid when its mortgages held for sale were sold to a permanent investor.

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


3.       COMMITMENTS AND CONTINGENCIES


Legal matters
-------------

The Company is subject to legal proceedings that arise in the ordinary course of business. As of this date, the Company is not a party to any lawsuits, either as plaintiff or as defendant. Management is not aware of any matters that could result in a lawsuit or other legal contingencies.


Environmental matters
---------------------

During the period ended December 31, 2001, the Company acquired a 19.64 acre tract of land that was formerly a landfill for the city of Carrollton, Texas. There is currently an environmental study in progress by the Texas Natural Resource Conservation Commission (TNRCC) to determine the extent of contamination and the costs associated with the clean up. As of this date, the extent of contamination has not been defined. Management believes it is reasonably possible that some contamination will exist and that the cost of clean up to the Company could approach $500,000 on an undiscounted basis. However, it is reasonably possible that this estimated loss contingency could change as the environmental study is completed, currently estimated to occur sometime by the end of July 2002. A loss accrual for clean up costs has not been provided for in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company expects to continue over the next 12 months to pursue various real estate development project opportunities. Any cash contributions required of the Company for such transactions will have to be raised and there is no assurance that either such transactions will be found by the Company or that the funds will become available to close them.

     It will be necessary for the Company to raise additional funds to continue operations over the next 12 months which it expects to raise through the private sale of the Company's common stock. There is no assurance that additional financing to meet the Company's needs or obligations will be forthcoming.


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


ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

a)  Exhibits:

Number
- ------
3.1    Company's Articles of Incorporation................................ (1)

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



June 5, 2003                                    INVVISION CAPITAL, INC.


                                                By:  /s/  Mr. Edward P. Rea
                                                ----------------------------
                                                Mr. Edward P. Rea, Chairman




1. I, Edward P. Rea, have reviewed the quarterly report on Form 10QSB of Invision Capital, Inc;

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



Dated:  June 5, 2003                             /s/ Mr. Richard P. Rea
                                                  -----------------------
                                                 Mr. Richard P. Rea, Chairman