Form 10QSB
period 2003-06-30
INVVISION CAPITAL INC
filed 2003-08-13
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 2003


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 11,489,990 shares of common stock, par value $0.0001 per share issued and outstanding as of August 13, 2003.


     Traditional Small Business Disclosure Format

                            Yes  [  x  ]       No [     ]

                            INVVISION CAPITAL, INC.


                               Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Financial Statements                                            3 - 11
        (Unaudited)

        Consolidated Balance Sheets as of June 30, 2003
           and June 30, 2002
        Consolidated Statements of Operations for
           the three months ended June 30, 2003 and 2002
        Consolidated Statements of Operations for
           the six months ended June 30, 2003 and 2002
        Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 and Inception to Date
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           12

Item 3. Controls and Procedures                                        12


PART II - OTHER INFORMATION                                            13


Item 1. Legal Proceedings                                              13

Item 2. Changes in Securities                                          13

Item 3. Defaults upon Senior Securities                                13

Item 4. Submission of Matters to a Vote of Security Holders            13

Item 5. Other Information                                              13

Item 6. Exhibits and Reports on Form 8-K                               13


SIGNATURE PAGE                                                         14

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

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS





                                                      Assets
                                                      ------




                                                                      June 30, 2003          June 30, 2002
                                                                     --------------         --------------
Current assets:
     Cash                                                           $          3,920        $          5,377
     Receivables and advances                                                      -                 118,720
     Mortgage loans in process                                                     -                       -
     Prepaid expenses                                                              -                  32,283
     Note receivable                                                               -                       -
                                                                    ----------------        ----------------
         Total current assets                                                  3,920                 156,380

Property and equipment, at cost, net of
     accumulated depreciation                                                  4,316                   5,254

Other assets:
     Investment in unimproved real estate                                  3,052,030               3,052,030
     Investment in available for sale equity
       securities, at fair value                                                   -                  39,039
     Option to purchase land                                                       -                       -
                                                                    ----------------        ----------------
                                                                     $     3,060,266        $      3,252,703
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

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS





                                       Liabilities and Stockholders' Equity
                                       ------------------------------------



                                                                      June 30, 2003       June 30, 2002
                                                                     --------------      --------------
Current liabilities:
     Accounts payable, trade                                       $         303,863    $        364,509
     Accrued expenses                                                        541,005             298,196
     Advances from stockholders                                              130,070                   -
     Note payable                                                             65,000              50,000
     Current portion of mortgages payable                                  2,572,667              11,770
                                                                    ----------------    ----------------
         Total current liabilities                                         3,542,138             724,475

Mortgages payable, net of current portion                                          -           2,569,230
                                                                    ----------------    ----------------
Commitments and contingencies                                                      -                   -

Stockholders' equity:
     Preferred stock, $.001 par value, 15,000,000
        shares authorized for June 30, 2003,
        no shares issued and outstanding, no
        rights or preferences determined                                            -                  -
     Common stock, $.001 and $.01 par value, 50,000,000
        shares authorized, 11,371,424 and 7,276,944
        shares issued and outstanding, respectively                           11,490              11,371
     Paid in capital in excess of par                                      3,787,786           3,778,405
     Common stock warrants                                                   100,000             100,000
     Notes receivable, common stock subscribed                                     -     (        29,925)
     Accumulated deficit during the development stage              (       2,499,664)    (     1,987,941)
     Accumulated other comprehensive loss                          (       1,951,951)    (     1,912,912)
                                                                    ----------------    ----------------
                                                                   (         485,417)    (        41,002)
                                                                    ----------------    ----------------
                                                                   $       3,056,721    $      3,252,703
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

                                INVVISION CAPITAL, INC.
                                    AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 AND COMPREHENSIVE LOSS
                               FOR THE THREE MONTHS ENDED




                                                   June 30, 2003       June 30, 2002
                                                  ---------------      ---------------

Revenues                                          $            -       $            -
Cost of revenues                                               -                    -
                                                  ---------------      ---------------
Gross profit (loss)                                            -                    -

Selling and marketing expenses                                 -                 465
General and administrative                                13,793             283,476
Loss on disposal of assets                                     -                   -
                                                  ---------------      ---------------
Operating loss                                     (      13,793)      (     283,941)

Interest expense                                          53,129              36,908
                                                  ---------------      ---------------
Loss before income taxes                           (      66,922)      (     320,849)

Provision for income taxes                                     -                   -
                                                  ---------------      ---------------
Loss from continuing operations                    (      66,922)      (     320,849)

Discontinued operations
     Income (loss) from discontinued IMI,
        including gain on disposal net
        of applicable income taxes of $0                       -                 440
     Loss from discontinued IDI, net
        of applicable income taxes of $0                       -       (     279,035)
                                                  ---------------      ---------------
Net loss                                           (      66,922)      (     599,444)

Unrealized loss on decline in value
     of available for sale equity securities                   -                   -
                                                  ---------------      --------------
Comprehensive loss                                $(      66,922)     $(     599,444)
                                                  ===============      ==============
Loss per share:
     Basic:
        Loss from continuing operations           $(        0.00)     $(        0.03)
        Income (loss) from discontinued
         operations                                          .00       (         .02)
                                                  ---------------      --------------
         Net loss                                 $(        0.00)     $(        0.05)
                                                  ===============      ==============
     Diluted:
        Loss from continuing operations           $(        0.00)     $(        0.03)
        Income (loss) from discontinued
         operations                                          .00       (         .02)
                                                  ---------------      --------------

         Net loss                                 $(        0.00)     $(        0.05)
                                                  ===============      ==============


The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              AND COMPREHENSIVE LOSS
                                             FOR THE SIX MONTHS ENDED
                          AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH JUNE 30, 2003



                                                                                            Cumulative
                                                                                               From
                                                   June 30, 2003        June 30, 2002        Inception
                                                  ---------------      ---------------    ---------------

Revenues                                          $            -       $           -      $            -
Cost of revenues                                               -                   -                   -
                                                  ---------------      ---------------    ---------------
Gross profit (loss)                                            -                   -                   -

Selling and marketing expenses                                 -                 870              66,819
General and administrative                                14,318             383,949           1,680,859
Loss on disposal of assets                                     -                   -             215,390
                                                  ---------------      ---------------    ---------------
Operating loss                                     (      14,318)      (     384,819)     (    1,963,068)

Interest expense                                         106,257              59,907             361,192
                                                  ---------------      ---------------    ---------------
Loss before income taxes                           (     120,575)      (     444,726)     (    2,324,260)

Provision for income taxes                                     -                   -                   -
                                                  ---------------      ---------------    ---------------
Loss from continuing operations                    (     120,575)      (     444,726)     (    2,324,260)

Discontinued operations
     Income (loss) from discontinued IMI,
        including gain on disposal net
        of applicable income taxes of $0                       -       (      14,379)     (       24,079)
     Loss from discontinued IDI, net
        of applicable income taxes of $0                       -       (     286,486)     (      151,325)
                                                  ---------------      ---------------    ---------------
Net loss                                           (     120,575)      (     745,591)     (    2,499,664)

Unrealized loss on decline in value
     of available for sale equity securities                   -                   -      (    1,951,951)
                                                  ---------------      --------------     ---------------
Comprehensive loss                                $(     120,575)     $(     745,591)    $(    4,451,615)
                                                  ===============      ==============     ===============
Loss per share:
     Basic:
        Loss from continuing operations           $(        0.01)     $(        0.04)    $(         0.20)
        Income (loss) from discontinued
         operations                                          .00       (         .03)     (          .02)
                                                  ---------------      --------------     ---------------
         Net loss                                 $(        0.01)     $(        0.07)   $(          0.22)
                                                  ===============      ==============     ===============
     Diluted:
        Loss from continuing operations           $(        0.01)     $(        0.04)   $(          0.20)
        Income (loss) from discontinued
         operations                                          .00       (         .03)    (           .02)
                                                  ---------------      --------------     ---------------

         Net loss                                 $(        0.01)     $(        0.07)   $(          0.22)
                                                  ===============      ==============     ===============


               The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE SIX MONTHS ENDED
                          AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH JUNE 30, 2003


                                                                                             Cumulative
                                                                                               From
                                                   June 30, 2003       June 30, 2002          Inception
Cash flows from operating activities:             --------------      --------------      ---------------

     Cash received from customers                 $            -      $      137,493      $    1,009,344
     Cash paid to employees                                    -       (      70,065)      (     449,351)
     Cash paid to suppliers                        (      26,967)      (     133,522)      (     881,151)
     Interest paid                                             -       (      59,907)      (     359,743)
                                                  --------------      --------------      --------------
        Cash used in operating activities          (      26,967)            126,001       (     680,901)
                                                  --------------      --------------      --------------

Cash flows from investing activities:

     Proceeds from sale of land                                -                   -             184,610
     Advances made to others                                   -      (          689)    (        46,403)
     Payment of real estate closing costs                      -                   -     (       170,530)
     Purchase of property and equipment                        -               5,000     (         8,207)
                                                  --------------      --------------      --------------
        Cash provided by (used in)
         investing activities                                  -      (        4,311)    (        40,530)
                                                  --------------      --------------      --------------

Cash flows from financing activities:

     Advances from stockholders                           30,675                   -             130,070
     Proceeds from issuance of common stock                    -                 525             438,614
     Proceeds from option agreement                            -                   -             100,000
     Proceeds from line of credit                              -             312,639           8,201,706
     Repayment of line of credit                               -      (      275,278)    (     8,201,706)
     Proceeds from notes payable                               -              60,000             115,000
     Repayment of notes payable                                -                   -     (        58,333)
                                                  --------------      --------------      --------------

        Cash provided by (used in)
         financing activities                             30,675              97,886            725,351
                                                  --------------      --------------      --------------

Net increase (decrease) in cash                   (        3,708)     (       23,804)             3,920

Cash at beginning of period                                  212              29,181                  -
                                                  --------------      --------------      --------------

Cash at end of period                            $         3,920     $         5,377    $         3,920
                                                  ==============      ==============      ==============








               The accompanying notes are an integral part of the consolidated financial statements.

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE SIX MONTHS ENDED
                          AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH JUNE 30, 2003


                                           Reconciliation of Net Loss to
                                            Net Cash Used in Operations
                                            ---------------------------

                                                                                          Cumulative
                                                                                             From
                                                  June 30, 2003       June 30, 2002       Inception
                                                 ---------------     ---------------    ----------------
Net loss                                         $(      120,575)    $(      745,591)   $(     2,499,664)
                                                 ---------------     ---------------    ----------------
Adjustment to reconcile net loss to
     net cash used in operations:

     Depreciation                                $           750     $         1,312    $          3,891
     Common stock issued for services                          -                   -             328,286
     Uncollectible common stock
        subscription                                           -                   -              29,925
     Gain on sale of subsidiary                                -                   -      (      344,174)
     Loss on sale of assets                                    -             222,432             215,390
     Decrease in accounts receivable                           -              60,372              43,449
     (Increase) decrease in mortgages
        held for sale                                          -             312,639                   -
     (Increase) decrease in prepaid expenses                   -       (      25,500)                  -
     Increase (decrease) in accounts payable       (      13,399)      (     126,393)          1,000,991
     Increase (decrease) in accrued expenses             106,257             174,728             541,005
                                                 ---------------     ---------------    ----------------
        Total adjustments                                 93,608             619,590           1,818,763
                                                 ---------------     ---------------    ----------------
Net cash used in operations                      $(       26,967)    $ (     126,001)   $ (      680,901)


                                        Supplemental Disclosure of Non Cash
                                        Investing and Financing Activities
                                        ----------------------------------

Common stock issued in exchange for
     professional and investment
     advisory services                           $             -     $             -    $        328,286

Common stock and mortgages payable
     issued in exchange for real estate                        -                   -           3,281,500

Common stock issued in exchange
     for available for sale equity securities                  -                   -           1,951,951

Common stock issued in exchange for
     notes receivable                                          -                   -              29,925

Common stock issued in exchange for debt                       -             350,000             350,000



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

Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, Invvision Funding, Inc., INVA#1, Inc. and INVA#2, Inc. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. For the quarter ended June 30, 2003 and 2002 and for the period February 15, 2001 (inception) through June 30, 2003, depreciation expense totaled $750, $1,312 and $3,891, respectively.

Loss per share

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the periods ending June 30, 2003 and 2002 and for the period February 15, 2001 (inception) through March 31, 2003, basic loss per share amounts are computed using 11,489,990, 8,221,944 and 11,489,990 weighted average number of common stock shares outstanding respectively. No effect has been given to the assumed exercise of outstanding stock options because the effect would be antidilutive.

2.       MORTGAGES AND NOTES PAYABLE

On October 22, 2001, in connection with the Company's purchase of a 19.64 acre parcel of unimproved real estate, the Company issued a first, second and third mortgage payable in the principal amounts of $1,580,000, $200,000 and $801,000, respectively. Each note payable accrues interest at 8.0% per annum and matures on April 30, 2003 with principal and accrued interest due and payable on this date. Each mortgage is secured by the purchased real estate and subordinated to each other as prioritized above. At June 30, 2003 and 2002 and for the period February 15, 2001 (inception) through June 30, 2003, accrued interest payable on each of the above notes totaled $349,990 and $349,990, respectively.

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

     INVA #1, Inc., a subsidiary of the Company and owner of the 19.64 acre parcel of real estate in Carrollton, Texas on June 1, 2002 filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court in Dallas, Texas. Under the plan which was approved on April 28, 2003, and which is subject to confirmation by secured creditors on June 23, 2003, the first three lien holders would be paid in full with the remaining funds disbursed one half to the fourth lien holder and one half to the unsecured creditors.

     The Company did not conclude any transactions during the quarter ended June 30, 2003

Item 3. CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this Quarterly Report, the issuer carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14(a) and Rule 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     INVA #1, Inc., a subsidiary of the Company and owner of the 19.64 acre parcel of real estate in Carrollton, Texas on December 2, 2002 filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court in Dallas, Texas. Under the plan which was approved on April 28, 2003, and which is subject to confirmation by secured creditors on September 1, 2003, the first lien holder would be paid in full with any remaining funds among remaining lien holders in their order of priority to the extent funds are available. The Company is not a guarantor or any of the indebtedness of INVA #1 Inc.

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



August 13, 2003                                 INVVISION CAPITAL, INC.


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



Dated:  August 13, 2003                           /s/ Mr. Edward P. Rea
                                                  -----------------------
                                                 Mr. Edward P. Rea, Chairman