Form 10QSB
period 2003-09-30
INVVISION CAPITAL INC
filed 2003-11-14
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended September 30, 2003


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


            2100 Valley View Lane, Suite 110, Dallas, Texas 75234
           ----------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (972) 919-4774  ext.241

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 11,489,990 shares of common stock, par value $0.0001 per share issued and outstanding as of November 14, 2003.


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
        (Unaudited)

        Consolidated Balance Sheets as of September 30, 2003
           and September 30, 2002
        Consolidated Statements of Operations for
           the three months ended September 30, 2003 and 2002 Consolidated Statements of Operations for
           the nine months ended September 30, 2003 and 2002 Consolidated Statements of Cash Flows for
           the nine months ended September 30, 2003 and 2002 and Inception to Date
        Notes to Financial Statements


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

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS





                                                      Assets
                                                      ------




                                                                    September 30,2003      September 30,2002
                                                                    ----------------       -----------------
Current assets:
     Cash                                                           $            125        $          2,059
     Receivables and advances                                                      -                  68,407
     Prepaid expenses                                                              -                  32,283
                                                                    ----------------        ----------------
         Total current assets                                                    125                 102,749

Property and equipment, at cost, net of
     accumulated depreciation                                                  3,941                   4,598

Other assets:
     Investment in unimproved real estate                                          -               3,052,030
     Investment in available for sale equity
       securities, at fair value                                                   -                       -
                                                                    ----------------        ----------------
                                                                     $         4,066        $      3,159,377
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

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS



                                       Liabilities and Stockholders' Equity
                                       ------------------------------------



                                                                   September 30,2003   September 30,2002
                                                                   -----------------    ----------------
Current liabilities:
     Accounts payable, trade                                       $         217,616    $        300,683
     Accrued expenses                                                         57,504             357,614
     Advances from stockholders                                              130,070                   -
     Note payable                                                             50,000              50,000
     Current portion of mortgages payable                                          -           2,581,000
                                                                    ----------------    ----------------
         Total current liabilities                                           455,190           3,289,297
                                                                    ----------------    ----------------

Commitments and contingencies                                                      -                   -

Stockholders' equity:
     Preferred stock, $.001 par value, 15,000,000
        shares authorized for September 30, 2003,
        no shares issued and outstanding, no
        rights or preferences determined                                            -                  -
     Common stock, $.001 and $.01 par value, 50,000,000
        shares authorized, 11,489,990 and 11,489,990
        shares issued and outstanding, respectively                           11,490              11,371
     Paid in capital in excess of par                                      3,787,786           3,778,405
     Common stock warrants                                                   100,000             100,000
     Accumulated deficit during the development stage              (       2,398,449)    (     2,067,745)
     Accumulated other comprehensive loss                          (       1,951,951)    (     1,951,951)
                                                                    ----------------    ----------------
                                                                   (         451,124)    (       129,920)
                                                                    ----------------    ----------------
                                                                   $           4,066    $      3,159,377
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

                                INVVISION CAPITAL, INC.
                                    AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 AND COMPREHENSIVE LOSS
                               FOR THE THREE MONTHS ENDED




                                                 September 30,2003     September 30,2002
                                                  ---------------      ---------------

Revenues                                          $            -       $           -
Cost of revenues                                               -                   -
                                                  ---------------      ---------------
Gross profit (loss)                                            -                   -

Selling and marketing expenses                                 -                   -
General and administrative                                 2,956              89,163
                                                  ---------------      ---------------
Operating loss                                     (       2,956)      (      89,163)

Interest expense                                          53,000              51,620
                                                  ---------------      ---------------
Loss before income taxes                           (      55,956)      (     140,783)

Provision for income taxes                                     -                   -
                                                  ---------------      ---------------
Loss from continuing operations                    (      55,956)      (     140,783)

Discontinued operations
     Income from discontinued (sold) IMI and
         IDI operations, net of applicable
         income taxes of $0                                    -             108,850
     Loss on disposal of IMI and IDI, net
        of applicable income taxes of $0                       -       (       8,832)
     Gain on bankruptcy settlement of land               157,171                   -
                                                  ---------------      ---------------
Net income (loss)                                        101,215       (      79,804)

Unrealized loss on decline in value
     of available for sale equity securities                   -       (      39,039)
                                                  ---------------      --------------
Comprehensive loss                                $(      55,956)     $(     179,822)
                                                  ===============      ==============
Loss per share:
     Basic:
        Loss from continuing operations           $(        0.00)     $(        0.02)
        Income (loss) from discontinued
         operations                                            -                 .01
        Gain on bankruptcy settlement of land                .01                   -
                                                  ---------------      --------------
         Net income (loss)                        $         0.01      $(        0.01)
                                                  ===============      ==============
     Diluted:
        Loss from continuing operations           $(        0.00)     $(        0.02)
        Income (loss) from discontinued
         operations                                            -                 .01
        Gain on bankruptcy settlement of land                .01                   -
                                                  ---------------      --------------

         Net Income (loss)                        $          .01      $(        0.01)
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



                                                                                             Cumulative
                                                                                                 From
                                                 September 30,2003   September 30,2002        Inception
                                                 -----------------   ----------------    ---------------
Revenues                                           $           -       $           -      $            -
Cost of revenues                                               -              78,033                   -
                                                 -----------------   ----------------    ---------------
Gross profit (loss)                                            -       (      78,033)                  -

Selling and marketing expenses                                 -                 870              66,819
General and administrative                                17,274             665,045           1,683,815
Loss on disposal of assets                                     -                   -             215,390
                                                 -----------------   ----------------    ---------------
Operating loss                                     (      17,274)      (     743,948)     (    1,966,024)

Interest expense                                         159,257             111,527             414,192
                                                 -----------------   ----------------    ---------------
Loss before income taxes                           (     176,531)      (     855,475)     (    2,380,216)

Provision for income taxes                                     -                   -                   -
                                                 -----------------   ----------------    ---------------
Loss from continuing operations                    (     176,531)      (     855,475)     (    2,380,216)

Discontinued operations:
     Income from discontinued (sold) IMI
        and IDI operations, net of
        applicable income taxes of $0                          -             108,850      (       24,079)
     Loss on disposal of IMI, net of
        applicable income taxes of $0                          -       (      39,730)     (      151,325)
     Gain on bankruptcy settlement of land               157,171                   -             157,171
                                                 -----------------   ----------------    ---------------
Net loss                                           (      19,360)      (     825,394)     (    2,398,449)

Unrealized loss on decline in value
     of available for sale equity securities                   -       (      39,039)     (    1,951,951)
                                                 -----------------   ----------------    ---------------
Comprehensive loss                               $(       19,360)    $(      894,514)   $(     4,350,400)
                                                 =================   ================    ===============
Loss per share:
     Basic:
        Loss from continuing operations           $(        0.01)     $(        0.08)   $(        0.25)
        Income (loss) from discontinued
         operations                                            -                 .01     (         .02)
        Gain on bankruptcy settlement of land                .01                   -     (         .02)
                                                  ---------------      --------------    ---------------
         Net income (loss)                        $         0.00      $(        0.07)   $(         .25)
                                                  ===============      ==============    ===============
     Diluted:
        Loss from continuing operations           $(        0.01)     $(        0.08)   $(         .25)
        Income (loss) from discontinued
         operations                                            -                 .01    $(         .02)
        Gain on bankruptcy settlement of land                .01                   -    $(         .02)
                                                  ---------------      --------------    ---------------

         Net Income (loss)                        $          .00      $(        0.07)   $(         .25)
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

                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED

                                                                                           Cumulative
                                                                                               From
                                                 September 30, 2003  September 30, 2002     Inception
                                                 ------------------  ------------------  ----------------
Cash flows from operating activities:

     Cash received from customers                 $            -        $    137,493     $     1,009,344
     Cash paid to employees                                    -      (       70,065)    (       449,351)
     Cash paid to suppliers                       (       30,762)     (       85,220)    (       884,946)
     Interest paid                                             -      (      111,527)    (       359,743)
                                                 ------------------  ------------------  -----------------
        Cash provided by (used in)
         operating activities                     (       30,762)     (      129,319)    (       684,696)
                                                 ------------------  ------------------  -----------------

Cash flows from investing activities:

     Proceeds from sale of land                                -                   -             184,610
     Advances made to others                                   -      (          689)    (        46,403)
     Payment of real estate closing costs                      -                   -     (       170,530)
     Sale of subsidiary                                        -               5,000     (         8,207)
                                                 ------------------  ------------------  -----------------
          Cash provided by (used in)
         investing activities                                  -               4,311     (        40,530)
                                                 ------------------  ------------------  -----------------
 Cash flows from financing activities:

     Advances from stockholders                           30,675                   -             130,070
     Proceeds from issuance of common stock                    -                 525             438,614
     Proceeds from option agreement                            -                   -             100,000
     Proceeds from line of credit                              -             312,639           8,201,706
     Repayment of line of credit                               -      (      275,278)    (     8,201,706)
     Proceeds from notes payable                               -              60,000             115,000
     Repayment of notes payable                                -                   -     (        58,333)
                                                 ------------------  ------------------  -----------------
         Cash provided by (used in)
         financing activities                             30,675              97,886             725,351
                                                 ------------------  ------------------  -----------------
Net increase (decrease) in cash                   (           87)     (       27,122)                125

Cash at beginning of period                                  212              29,181                   -
                                                 ------------------  ------------------  -----------------
 Cash at end of period                               $        125      $        2,059    $       125
                                                 ==================  ==================  =================



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


                                           Reconciliation of Net Loss to
                                            Net Cash Used in Operations
                                            ---------------------------


                                                                                              Cumulative
                                                                                                 From
                                                 September 30, 2003  September 30, 2002        Inception
                                                 ------------------  ------------------  ---------------

Net loss                                         $(       19,360)    $(      825,394)   $(     2,398,449)
                                                 ------------------  ------------------  ---------------
Adjustment to reconcile net loss to
     net cash used in operations:

     Gain on bankruptcy settlement of land       $(      157,171)    $             -    $(       157,171)
     Depreciation                                          1,125               1,968               4,266
     Common stock issued for services                          -                   -             328,286
     Uncollectible common stock
        subscription                                           -                   -              29,925
     Gain on sale of subsidiary                                -               8,832      (      344,174)
     Loss on sale of assets                                    -             222,432             215,390
     Decrease in accounts receivable                           -             110,685              43,449
     (Increase) decrease in mortgages
        held for sale                                          -             312,639                   -
     (Increase) decrease in prepaid expenses                   -       (      25,500)                  -
     Increase (decrease) in accounts payable       (      14,613)      (      90,499)            999,777
     Increase (decrease) in accrued expenses             159,257             155,518             594,005
                                                 ------------------  ------------------  ---------------
        Total adjustments                                 11,402             696,075           1,713,753
                                                 ------------------  ------------------  ---------------
Net cash used in operations                      $(       30,762)    $(      129,319)   $(       684,696)
                                                 ==================  ==================  ===============


                                                  Supplemental Disclosure of Non Cash
                                                  Investing and Financing Activities

Common stock issued in exchange for
   professional and investment advisory
   services                                      $             -     $             -    $        328,286

Common stock and mortgages payable
   issued in exchange for real estate            $             -     $             -    $      3,281,500

Common stock issued in exchange
   for available for sales securities            $             -     $             -    $      1,951,951

Common stock issued in exchange for debt         $             -     $       350,000    $        350,000




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

Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries, Invvision Funding, Inc., INVA#1, Inc. and INVA #2, Inc. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

Basis of presentation and going concern uncertainty

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in the Company's 2002 Form 10-KSB. It is suggested that those consolidated statements be read in conjunction with this report. The year-end financial statements presented were derived from the Company's audited financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position of The Company and of its operations.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company incurred an operating loss during the nine months ended September 30, 2003 and it has a net working capital deficit of approximately $450,000. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a business acquisition or begin new operations (Note 5), including possible real estate activities. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Loss per share

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the periods ending September 30, 2003 and 2002 and for the period February 15, 2001 (inception) through September 30, 2003, basic loss per share amounts are computed using 11,489,990, 11,371,424 and 9,489,990 weighted average number of common stock shares outstanding respectively. No effect has been given to the assumed exercise of outstanding stock options because the effect would be antidilutive.

2.   MORTGAGES AND NOTES PAYABLE

On October 22, 2001, in connection with the Company's purchase of a 19.64 acre parcel of unimproved real estate, the Company issued a first, second and third mortgage payable in the principal amounts of $1,580,000, $200,000 and $801,000, respectively. Each note payable accrues interest at 8.0% per annum and matures on April 30, 2003 with principal and accrued interest due and payable on this date. Each mortgage is secured by the purchased real estate and subordinated to each other as prioritized above. At September 30, 2003 and 2002, accrued interest payable on each of the above notes totaled $0 and 349,990, respectively (Note 4).

In May 2001, the Company borrowed $100,000 from an individual. On November 15, 2001, $50,000 was repaid and a note was executed for the remaining $50,000 balance. The note bears interest at 8.0 %, is unsecured and matures on May 15, 2003 when all principal and accrued interest is due. This note payable is currently past due.

In December 2002, the Company borrowed $15,000 from a holding company. This loan bears interest at 18% and matures on December 3, 2003. This note was repaid in connection with the Compromise and Settlement Agreement (Note 4).

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

Environmental matters

During the period ended December 31, 2001, the Company acquired a 19.64 acre tract of land (Note 3) that was formerly a landfill for the city of Carrollton, Texas. There is currently an environmental study in progress by the Texas Natural Resource Conservation Commission (TNRCC) to determine the extent of contamination and the costs associated with the clean up. As of this date, the extent of contamination has not been defined. Management believes it is reasonably possible that some contamination will exist and that the cost of clean up could approach $500,000 on an undiscounted basis. However, in connection with the Compromise and Settlement Agreement (Note 4), this contingent liability was assumed by the corporation that acquired the land owned by INVA #1 and the Company has no further obligations with respect to this matter. A loss accrual for clean up costs had not previously been provided for in the accompanying consolidated financial statements.

4.   BANKRUPTCY

On December 3, 2002, INVA #1, the wholly owned nominee subsidiary of ICI, that owned the property, filed involuntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. This action was taken to forestall foreclosure by the first lien holder and obtain additional time to sell the property. On September 26, 2003, INVA #1 entered into a Compromise and Settlement Agreement whereby the Company's stock in INVA #1 was transferred, including unimproved real estate to another corporation in exchange for its payment of various liabilities related to the unimproved real estate, including the first, second and third mortgages payable. The excess of the liabilities paid over the carrying value of the real estate has been recorded as a gain in the accompanying consolidated statement of operations.

5.   SUBSEQUENT EVENT

On October 29, 2003, the Company announced the tentative terms of its agreement to acquire Restoration Group America, Inc. (RGA) through Invvision Funding, Inc., a wholly owned subsidiary of Invvision Capital, Inc. (Note 1). RGA currently operates in the construction industry restoring damaged commercial and residential properties. The Company is in the process of increasing its authorized common stock shares to facilitate this acquisition.

Because Invvision Capital, Inc., received no funds from the disposition of INVA #1 Inc., Rea Capital Corp and Oslin Nation Trust have agreed to return 3,000,000 shares of Invvision Capital, Inc., common stock for cancellation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On October 17, 2003, subsequent to the end of the reported period, the Company announced its intent to acquire Restoration Group America, Inc. (RGA) through a wholly-owned subsidiary. RGA is a Dallas based provider of insurance and risk management services.

     RGA shareholders will receive INVA common stock in exchange for its stock and net assets, and two of its wholly-owned subsidiaries. RGA will also contribute the assets and certain liabilities of its construction subsidiary. Completion of this transaction is subject to the execution of a definitive acquisition agreement, the obtainment of a favorable Fairness Opinion as to the transaction, and approval by a majority of shareholders of both companies. There is no assurance that the parties will complete an acceptable definitive agreement or that the transaction will be closed."

     Over the next 12 months the Company expects to work toward the closing of this transaction and if successfully completed, to undertake RGA's insurance and risk management services.

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

     INVA #1, Inc., a subsidiary of the Company and owner of the 19.64 acre parcel of real estate in Carrollton, Texas on December 3, 2002 filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court in Dallas, Texas. Under the plan which was approved on April 28, 2003, and is subject to the Agreed Order Approving Settlement dated October 3, 2003. The first and second lien holders and secured creditors will be paid in full, and unsecured creditors will receive 50% of their unsecured debt. INVA #1 Inc. the Company's subsidiary, will not receive any funds.


     The Company did not conclude any transactions during the quarter ended September 30, 2003

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     INVA #1, Inc., a subsidiary of the Company and owner of the 19.64 acre parcel of real estate in Carrollton, Texas on December 3, 2002 filed for reorganization under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court in Dallas, Texas. Under the plan which was approved on April 28, 2003, and is subject to the Agreed Order Approving Settlement dated October 3, 2003. The first and second lien holders and secured creditors will be paid in full, and unsecured creditors will receive 50% of their unsecured debt. INVA #1 Inc. the Company's subsidiary, will not receive any funds.

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



November 14, 2003                                 INVVISION CAPITAL, INC.


                                                By:  /s/  Mr. Edward P. Rea
                                                ----------------------------
                                                Mr. Edward P. Rea, Chairman