Form 10KSB
period 2003-12-31
INVVISION CAPITAL INC
filed 2004-04-15
CIK 1088401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   or the fiscal year ended December 31, 2003



                           Commission File No. 0-80429


                             INVVISION CAPITAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                                75-2823489
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                        2100 Valley View Lane, Suite 100
                               Dallas, Texas 75234
              ----------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (972) 919-4774
                 -----------------------------------------------
                 (Issuer's telephone number including area code)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock ($.001 par value)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $0

     Approximate aggregate market value of the voting stock held by nonaffiliates computed by average bid and asked prices of such stock, as of March 30, 2004. We do not have an active trading market. Therefore, it is difficult to determine the true market value of the common equity held by non-affiliates. Based on the closing price for our Common Stock at March 30, 2004 of $0.20 per share, the aggregate market value of the shares of our Common Stock held by non-affiliates would be approximately $4,533,641.

Aggregate number of shares of Common Stock outstanding as of the close of business on March 30, 2004: 28,799,163

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): [ ] Yes [ X ] No

                                TABLE OF CONTENTS


                                                                            Page
PART I

ITEM 1.        DESCRIPTION OF BUSINESS........................................ 1

ITEM 2.        DESCRIPTION OF PROPERTY........................................12

ITEM 3.        LEGAL PROCEEDINGS..............................................12

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......14

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATION OR PLAN OF OPERATION..................15

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................25

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................25

ITEM 8A.       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES...............25

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....27

ITEM 10.       EXECUTIVE COMPENSATION.........................................32

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.................................................33

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS...........35

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................37

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................38

                            FORWARD LOOKING STATEMENT

     Invvision Capital, Inc. ("Invvision") may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words
"expect", "anticipate", "intend", "consider", "plan", "believe", "seek", "should", "estimate", and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such factors are described below and include, without limitation, (i) market conditions for insurance companies,
(ii) market conditions for construction and restoration, (iii) our ability to raise sufficient working capital to fund operations, (iv) our ability to attract and retain qualified management, (v) our ability to successfully implement the PropertySMART(sm) program and (vi) changes in the legislative and regulatory environment. Many of such factors are beyond Invvision's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Invvision does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Invvision. Forward-looking statements made by us in this report are also subject to those risks identified within the section entitled "Risk Factors" beginning on page 10.

                                     PART I

     Unless this Form 10-KSB indicates otherwise or the context otherwise requires the terms, "we," "our," "us," "Invvision," "RG America" or "Invvision Capital" as used herein refer to Invvision Capital, Inc., our direct wholly-owned subsidiary, Restoration Group America 2003, Inc., which we sometimes refer to as "RGA 2003" and our indirect wholly-owned subsidiaries, (i) RG Insurance Services, Inc., which we sometimes refer to as "RGIS", (ii) RG Risk Management, Inc., which we sometimes refer to as "RGRM", (iii) RG Restoration, Inc., which we sometimes refer to as "RG" and (iv) Restoration Group America, Inc., which we sometimes refer to as "RGA". References herein to the fiscal years 2002 and 2003 mean our fiscal years ended December 31, 2002 and 2003, respectively.


ITEM 1. DESCRIPTION OF BUSINESS

Overview
--------

     We provide a broad array of fee-based services that address clients' risk management needs for their real estate assets. We do this by dealing with all procedures and costs associated with the risk of a possible loss such as loss control activities and purchasing traditional insurance products. We also deal with the consequences of a loss after it has occurred by adjusting claims, restoring property and minimizing business interruption costs. We have two direct wholly-owned non-operating subsidiaries, Restoration Group America 2003, Inc., and Invvision Funding, Inc., three indirect wholly-owned primary operating subsidiaries, (i) RG Insurance Services, Inc., (ii) RG Risk Management, Inc. and
(iii) RG Restoration, Inc. and one indirect wholly-owned non-operating subsidiary, Restoration Group America, Inc.

RG Insurance Services, Inc.

     RGIS, a Texas corporation, was organized in September 2003 to operate as a general multi-lines insurance agency. It is licensed as a Texas Property & Casualty and Life & Health agency. During the year ended 12/31/03, RGIS received gross premiums of nearly $108,000 earned on approximately $3,000,000 of annual premiums. In addition to pursuing traditional commercial agency business, RGIS will serve as the retail agent for our PropertySMART(sm) insurance related program described in the PropertySMART(sm) Services and Products section of this Report. Texas, like most states, requires insurance agents to collect and remit certain fees and taxes on insurance policies written on an "excess and surplus lines" basis. Since these policies are not subject to rate and form regulation, states impose additional licensing requirements on agents writing such business. Accordingly, RGIS is currently completing licensing requirements for its Texas surplus lines license. RGIS hopes to obtain necessary licenses in all of the states where we do business by the end of 2004.



RG Risk Management, Inc.

     RGRM, a Texas corporation, was also organized in 2003 and operates as our risk management division, providing claims management, third party inspections, adjusting and underwriting services. These services will be provided in support of PropertySMART(sm), as well as on a fee basis to other customers. We intend to be a valuable asset to the customers of RGIS by aiding them in reducing the frequency and severity of losses through the implementation of our comprehensive loss control program.



RG Restoration, Inc.

     RG is a Texas corporation organized in 2003. It performs restoration work on multi-family properties (primarily apartment buildings) which have suffered an insured loss such as a fire, flood or hail damage. We may also act as construction managers on selected restoration or construction projects in conjunction with the PropertySMART(sm) program.



Restoration Group America, Inc.

     Restoration Group America, Inc. currently employs some members of our management firm and currently it holds the intellectual property rights to PropertySMART(sm).



Our History
-----------

     Since our incorporation in May 1998 until July 2000 we were known as Asset Servicing Corporation ("ASC"). We were originally in the business of originating, underwriting, documenting, closing, funding, and servicing leases for manufacturing and transportation equipment for businesses.

     On July 10, 2000, we merged with ParkPass.com, Inc. and changed our name to Omni ParkPass, Inc. ("OPPI"). At that time we entered the business of designing, developing and integrating software systems in the live entertainment and amusement park industries. These efforts were later discontinued due to the high entry costs to the users.


     On April 28, 2001, we acquired all of the outstanding shares of Invvision Capital, Inc., a Texas corporation and changed our name to Invvision Capital, Inc. We became a commercial and industrial real estate and business development company. At the time, we also added mortgage banking as a separate operating division. Our business strategy was to pursue vertically-integrated projects including the acquisition, development and operation of retail food outlets, fuel outlets and power generation facilities. We implemented this strategy by focusing on the development of venture relationships with Native American Indian tribes recognized by the U.S. Government.

     In April 2002 we discontinued our mortgage banking business and sold the related assets to the CFO of our mortgage banking subsidiary due to mounting regulatory and financial pressures. In June 2002 we sold the remaining mortgage banking subsidiary in its entirety.

     In August 2002 we also sold our real estate development subsidiary to its president, retaining a net profits interest in several of the business opportunities. In August 2002, we discontinued our efforts in establishing retail outlets due to capital resource shortages as well as difficulties in negotiating with various Native American Indian tribes to establish these types of development projects.

     From August 2002 through November 2003, we were an inactive publicly-held corporation pursuing a business combination with a privately-held company in the commercial and industrial real estate business.

     Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc., a Texas corporation ("RGA 2003") and its wholly-owned subsidiaries (i) RG Insurance Services, Inc., a Texas corporation ("RGIS") which is a general insurance agency and (ii) RG Risk Management, Inc., a Texas corporation ("RGRM") which is engaged in the business of providing claims management services, (iii) RG Restoration, Inc., a Texas corporation ("RG") which is engaged in the business of performing commercial property restoration services and (iv) Restoration Group America, Inc., a Texas corporation ("RGA") which holds the intellectual property rights to PropertySMART(sm). The entities sometimes referred to herein as RGIS, RGRM, RG and RGA are now our indirect wholly-owned subsidiaries.

     We conduct our business through three indirect wholly-owned subsidiaries, RGIS, RGRM and RG. For purpose of the "Business" section, references to "Invvision", the "Company", "RG America", "we", "our" and "us" include RGA 2003, RGA, RGIS, RGRM and RG, unless otherwise indicated. Our principal executive office is located at 2100 Valley View Lane, Suite 100, Dallas, Texas 75234, and our telephone number is (972) 919-4774.



Corporate Mission
-----------------

     Our corporate mission is to provide a broad array of fee based services that address clients' risk management needs. Therefore, a definition of risk management largely defines the products and services the Company provides. A traditional definition of risk management includes the following four steps:

o    Risk identification, evaluation and quantification;
o Determination of optimum risk management solutions including avoidance, reduction, transfer and retention;
o    Implementing and financing of the risk management program; and
o    Monitoring the effectiveness of the risk management program.

Risk management includes all procedures and costs associated with the risk of a possible loss, such as loss control activities and purchasing traditional insurance products. It also includes dealing with the consequences of a loss after it has occurred, such as adjusting claims, restoring property, and minimizing business interruption costs. As explained in more detail elsewhere in this Report, we offer substantially all of these services

     Risk management services are traditionally provided by insurance companies who actually retain a substantial portion of the associated underwriting risk. We do not assume underwriting risk. To do so would greatly increase enterprise risk and would require significantly more capital, the return on which is unlikely to justify its deployment. We consider the ability to generate fee income from risk management services without incurring certain business risks typically associated with underwriting (insurance cycles, adverse loss reserve development, regulatory issues, etc.) as a significant strategic advantage of our business plan. From a corporate perspective, the role of our insurance related programs is to generate commission and service revenue from alternative risk financing and through access to traditional retail and wholesale insurance markets.

     To minimize possible errors and omissions exposure to us, it is our intent to accept insurance "paper" or policies from well capitalized carriers with an A- or better rating from the major insurance rating agencies (i.e., Moody's, Standard & Poors, AM Best, etc.).



U.S. Insurance Industry Overview
--------------------------------

     The property/casualty insurance industry reported a statutory rate of return of 9.3 percent in the first nine months of 2003, up from a disappointing
1.0 percent in 2002 and the worst-ever negative 2.4 percent recorded in 2001. These results were reported by the Insurance Services Office, Inc. ("ISO") and the National Association of Independent Insurers ("NAII").

     Net written premiums during the first nine months of 2003 totaled $308.6 billion, up a healthy 10.1 percent from the same period last year-keeping the industry on track to exceed $400 billion in net premiums written for the first time in its history.

     The outlook for 2004 includes improved profitability, but unless catastrophe results in 2004 are abnormally low and/or investment returns unexpectedly robust, the property/casualty insurance industry will not be able to produce the outsized returns necessary to leapfrog the Fortune 500 group, especially as the improving economy propels the fortunes (and ROEs) of most other industries while the current hard market continues to lose steam.

     Pricing will neither be too high nor too low and business and consumer demand for insurance will generally be met with relatively few areas of acute shortage. Interest rates will rise but not too quickly, lest bond prices fall too much.

     The first nine months of 2003 represents the first sustained period of truly good financial performance the property/casualty insurance has experienced since the current hard market began more than three years ago. The fact that the industry's statutory return on average surplus was just 9.3 percent, despite a combined ratio of just 100.3, is a stark reminder that additional improvements in underwriting are needed if the industry hopes to generate Fortune 500 rates of return in the 12 to 15 percent range anytime soon. As the industry heads into 2004, many insurers will be focused on the issue of financial strength and will take steps toward reversing the multi-year slide in ratings. These measures will better prepare them to deal with the challenges and uncertainties that lay ahead in 2005 and beyond.

U.S. Construction Industry Overview
-----------------------------------

     The restoration industry does not compile metrics on an industry basis. The U.S. Census Bureau combines all construction related activity into several broad categories. Our business falls primarily into the category called "Private Construction, Multi-Family." In the most recent report, the Census Bureau reports that total Private Construction spending for 2004 is projected to run at an annualized $715.8 billion. This is nearly 7.2% above the run rate for 2003. Of this total Multi-Family construction spending (the area in which we derive nearly all of our restoration construction revenues) is forecast to exceed $33 billion. This is about level with 2003 spending. General industry forecasts call for increased construction spending in 2004.

     Due to low inflation the cost of construction materials has remained and is forecast to remain nearly flat. There is surplus of labor available which is holding labor costs steady.

     Damage from fire plus water, wind and other acts of nature occur on a regular basis and are not subject to economic conditions. Repairs and restoration are the only way to return these properties to a revenue producing status in a timely manner. Nearly all of these repairs are paid for by insurance, which must be held on multi-family properties. These factors greatly limit our exposure to general economic conditions or short term swings.



Our Strategy
------------

     We offer three main types of services:

o A full-service risk management program designed for the multi-family housing industry;
o A general lines insurance agency specializing in placing business related insurance for a variety of customers; and
o    A multi-family housing and commercial real estate restoration division.

     Our risk management programs and insurance agency are opportunities identified by the management of the restoration construction business conducted by our subsidiary RG. Each of our operating subsidiaries was formed to capitalize on our historic roots within the risk management industry and the affinity group of customers that we have developed through superior service and customer value generation. We believe synergies can be realized by directly marketing a full spectrum of risk management products and services in a less competitive, more loyal environment. This strategy also creates a diversified stream of recurring revenue that is far less cyclical in nature than traditional risk management or construction income. Therefore, although each unit has a unique marketing strategy and product portfolio, marketing efforts are closely coordinated and complementary, and share certain key elements.

     An important component of any corporate marketing strategy is selecting the basis of competition. We can choose to compete on price, service and/or products. Competing on product alone can mean offering the widest selection or the highest quality product lines. Many companies can compete on any one or two of these bases, but cannot deliver all three. We believe it is, for example, inconsistent to offer superior service and premium products at a discount price. Our business units provide on superior service and, to varying degrees, lower prices.

Services and Products
---------------------

PropertySMART(sm)

     We are developing a property risk management program to address these risk management needs in the multi-family housing industry. The program will be marketed under the acronym

PropertySMART(sm), or Property Strategically Managed Alternative Risk Transfer. One of the basic goals is to align the interests of insurance companies and owners, thereby providing adequate coverage and prompt claim settlements for reasonable premiums. PropertySMART(sm) will include extensive loss control efforts and comprehensive underwriting.

     We will receive fee-based income for all services provided through the PropertySMART(sm) program, except restoration work, for which we will receive a fixed percentage over actual construction costs. Program revenues will likely contain an element of incentive based commissions, wherein RGA's total compensation will be partially a function of the program's risk management and loss reduction products. Since it is a primary goal to manage the
PropertySMART(sm) program to as low a loss level as possible, we believe that our resulting loss of construction revenue (with less losses occurring under the program) will be partially offset by increased commission income, thus producing a more predictable stream of recurring revenues for the entire organization.

     Initially, PropertySMART(sm) will be directly marketed to existing customers of RG. These property owners and managers control several hundred thousand units, however, not all of these will meet program underwriting standards. Other sources of potential customers are forecast to be national, regional and local apartment associations who will be made aware of the program by exhibiting at their trade shows and advertising in their trade publications. PropertySMART(sm) will also have the ability to accept insurance applications from traditional retail agents, but expects to do so only on a limited basis, most likely in situations where strong existing customer/agent relationships exist.

     Superior service for the PropertySMART(sm) program will include a level of underwriting, loss control and claim restoration services that we believe are unmatched currently in the multi-family housing segment of the risk management industry.



Insurance Coverage

     We operate a general lines insurance agency specializing in placing business-related insurance for a variety of customers. RGIS is able to handle the insurance placement needs for virtually all lines of insurance including general liability, workers compensation, property, commercial automobile, umbrella, directors and officers liability (D&O), errors and omissions (E&O), employment practices liability (EPLI), surety bonds, group health, life and disability insurance. RGIS places this coverage through many major insurance companies including Zurich, Travelers, Hartford and AIG. Additionally, we offer clients a complete portfolio of investment products such as mutual funds, variable annuities, retirement programs, and Professional Employment Organization (PEO) programs through several key strategic alliances.

     Like our other business units, RGIS stresses customer service and value. It simply requires developing, maintaining and communicating a sense of urgency in addressing all aspects of clients risk management needs, from the initial sales call through the actual claims settlement. It also requires doing business with insurance company partners who share our sense of urgency and service. In an industry where mediocre customer service is often accepted as the norm, RGIS follows an approach to business that has resulted in a customer retention record that is almost unheard of. RGIS's President is Ms. Evelyn Rawls, a seasoned insurance industry veteran who brought with her an established book of business with approximately $3,000,000 of annual premiums.

     RGIS is targeting several distinct customer groups in its marketing efforts. The first is growing the existing book of business referred to above. It has two major concentrations outside of habitational insurance, medical malpractice business for physicians' management groups and the food service and restaurant industries. Customers include state-wide franchises of several national restaurant chains and a national food processing company. We believe an additional area for revenue growth is enticing established insurance agent producers to transfer their existing customer lists to RGIS in exchange for receiving a more favorable commission sharing arrangement than agents typically receive. RGIS is aggressively pursuing such opportunities for growth, and expects to successfully execute this plan.

     In addition to providing property insurance (in conjunction with PropertySMART(sm)), we offer multi-line agency services for apartment owners' other insurance needs including workers compensation, employee benefits, auto and general liability policies. The combination of these ancillary lines of insurance usually costs the property owners additionally, about as much as 50% of the actual the property insurance. As previously mentioned, not all apartment complexes in our existing customer base meet program underwriting standards. For these properties, RGIS will offer traditional insurance placement, including placing property coverage through other markets.



Insurance Restoration Services

     The insurance restoration business is a highly competitive and fragmented industry. This is due to high profit margins, coupled with low economic barriers to entry. While gross profit margins on residential construction might be in the 10% to 15% range, restoration contractors typically enjoy margins in excess of 25%. Although timely receivable collections can be problematic, restoration contractors experience minimal credit risk since their bills are usually paid by insurance companies, a significant advantage over residential contractors. Finally, the insurance restoration industry is largely recession proof and non-cyclical. Hurricanes, tornadoes, hail storms, floods and fires, along with a host of other natural and man-made perils, combine to generate a year-round stream of potential customers without regard for the state of the economy.

     There are generally two parts to the insurance restoration industry, remediation (or mitigation) and reconstruction. As the name implies, remediation means stopping or reducing further losses. It includes such services as water extraction and smoke removal, and is often limited to working with an apartment's interiors and contents. The reconstruction side of the business involves demolition and replacement of damaged structural components. Currently, the majority of our revenues are derived from reconstruction. RG, our restoration and construction subsidiary, encounters significant competition from local, regional and nationally franchised companies on both remediation and reconstruction contracts. The later two companies are national franchises. In this relationship driven business, some competitors focus on insurance companies (sometimes as preferred vendors) as their client, while others such as RG places its focus on property owners and managers, who are the policyholders.

     Since the insurance restoration industry is a relationship driven business, we have consistently followed a marketing approach of building relationships with policyholders and/or public adjusters hired to represent policyholders' interests in settling losses. Securing contracts on losses not involving existing relationships often involves "chasing fire trucks" or following storms. Our technology includes digital pagers that notify our sales force of every dispatched fire/emergency truck in their marketing territory. We have parlayed these one-on-one efforts into a portfolio of satisfied clients who currently own or manage several hundred thousand apartment units. Although RG's primary source of future business is expected to come from servicing PropertySMART(sm) customer losses, it fully intends to continue to pursue non-program related business through historic marketing channels and efforts. Although such business is inherently less predictable and more costly to obtain, its profit margins are extremely lucrative because they are "whatever the market will bear" rather than limited by prior agreement with insurance company partners. Additionally, we will continue to offer restoration services to existing customers whose apartment complexes are not part of or fail to qualify for insurance incorporating PropertySMART(sm).

     Our insurance restoration division has traditionally targeted the multi-family housing industry. RG does not actively pursue contracts involving total losses, but concentrates on those where the restoration of damaged structures is possible.


Sales and Marketing

     Our insurance agency is enjoying strong growth based on the high level of service it offers as well as the extensive experience of the management. We will continue to build upon these strengths. We intend to remain a full lines agency but focus on the restaurant, medical and habitational markets. We will continue to employ traditional selling techniques as well as enjoy strong referral business by using our broad ranging contacts and exceptional reputation. The agency will increase its manpower, attracting successful agents with existing books of business. Strategic partnerships with specialty insurance professionals are being pursued because it believed they will assist us in adding product offering and offering competitive solutions.

     We believe that insurance is one of the largest and fastest growing expenses of all real estate operations, such as apartment complexes, behind only debt service costs and (occasionally) property taxes. This financial squeeze sets a pre-existing interest in any solution that can deliver stable to lower premiums with manageable deductibles.

     RG Restoration, Inc continues to follow traditional methods for obtaining restoration work. We compete for restoration contracts at loss locations. We use a variety of techniques to determine where there are losses from fire, wind, storm etc. and to position ourselves to be in contact with the decision maker on each loss. Because of RG's expertise in construction we have been approached and are evaluating build-to-suit industrial and commercial projects. Some of our subsidiaries are members of several trade and industry groups which provide us excellent contacts for sales calls. Each subsidiary promotes and markets the services and programs of the other operating subsidiaries. This cross pollination can be both informal as well as within a defined program such as PropertySMART(sm). Further, we have and will continue to use expert consultants to assist us in targeting, contacting and marketing to those sectors we have identified for concentration.

     The PropertySMART(sm) program will be a major on-going branding effort of ours as well as promoting all the RG America family of companies under the RG America designation. We have chosen to do what is often called "rifle shot" marketing and advertising techniques rather than broad based efforts to our defined audience due to its cost effectiveness. We have applied to register PropertySMART(sm) as a service mark with the United States patent and Trademark Office and believe it will be granted.



Competition
-----------

     We do not believe that we have any competitors with respect to the aggregate suite of services we offer, and particularly with respect to our PropertySMART(sm) program.

     However, our insurance agency and our restoration construction company both operate in very large industries, each with substantial competition.

     In Texas, there are approximately 5,400 separate insurance agency entities, employing 80,000 insurance agents. Of these, approximately 2,500 insurance agencies provide commercial insurance services. For 2002, insurance agencies licensed to do business in Texas collected $2.5 billion in commissions from their insurance company partners. RGIS focuses on commission-based property and casualty insurance placements, as well as providing Life, Accident and Health insurance for selected businesses. RGIS seeks to maintain a competitive advantage over the other agencies discussed above, with its service and promoting the PropertySMART(sm) program.

     Our restoration construction company operates in a multi-billion dollar per year industry where there are low barriers to entry and little to no regulation. Consequently the industry is fragmented with thousands of restoration contractors ranging in size from international giants to solo handymen working from the back of a pickup truck. However, despite the industry confusion and competition, we seek to maintain a competitive advantage over other restoration companies with our PropertySMART(sm) program.


Employees
---------

     As of December 31, 2003, we had 14 full-time employees as detailed below:

                           Sales                     4
                           Administration            5
                           Operations                5


Labor Relations

     None of our employees are represented by a labor union. We believe we have and will continue to have a good relationship with our employees. Management meets with employees periodically to discuss our objectives, as well as more specific labor issues, such as scheduling, compensation and work rules. Much of the labor on our construction and restoration crews are independent laborers hired on a job-by-job basis.



Government Regulations
----------------------

     RG Insurance Services, Inc. is regulated by the Texas Department of Insurance ("TDI"). Among other regulations and requirements, TDI requires the following from our agency:

o    Errors & Omissions insurance in the amount of at least $1,000,000;

o All RGIS officers and voting shareholders must be licensed individually as insurance agents by TDI; and

o All RGIS employees producing new business or consulting clients on insurance purchasing or premium issues must hold an insurance agent license.

     Our other subsidiaries are subject to various state and local laws and regulations regarding construction activities and building codes.


                                  RISK FACTORS

     In addition to the other information contained in this report, including risks and uncertainties described elsewhere, the following risk factors should be considered in evaluating us. The risks and uncertainties described below or elsewhere in this report are not the only ones we face. Additional risks and uncertainties not presently known to user that we currently deem immaterial also may impair our business and operations. The following list of risk factors would not be considered as all inclusive. If any of the following risks were to occur, our business, financial condition, operating results and all-inclusive cash flows could be materially affected, all of which might cause the trading price of our securities to decline.

Risks Related to the Company
----------------------------

We have only recently begun operations as a consolidated group and are presently incurring losses.

     We have only operated as a consolidated group for a short period of time. Consequently, our business profile is that of a development-stage company. Typical of a development-stage company, our ability to generate revenue is subject to substantial uncertainty and risk. In addition, we anticipate that our operating expenses will increase substantially in the foreseeable future as we purchase additional systems, equipment and increase our sales and marketing activities. Accordingly, we expect to incur losses at least through the end of fiscal year 2004 and may continue to incur losses for some time thereafter. There can be no assurance that we will begin expanded operations successfully or on a timely basis or that we will be able to achieve or sustain operating profitability. Our success may ultimately depend on our management's ability to react expeditiously to changes and challenges that have not been taken into account in our business plan.

We have a need for additional financing.

     We require substantial capital to pursue our operating strategy. We need additional working capital to finance the accounts receivable generated by our construction division and to hire additional sales and marketing people as our business grows in states outside of Texas.

     We will need additional capital to (i) retire our indebtedness, (ii) for working capital requirements, and (iii) to obtain additional systems and improvement to our facilities, equipment and satisfy further capital requirements. We cannot assure you that we will be able to raise needed capital from other sources on terms favorable to us. If we are unable to obtain sufficient capital in the future, our ability to pursue our business strategy and our results of operations for future operations may be impaired.

Our additional financing requirements could result in dilution to existing stockholders.

     If additional financing is required, it could be obtained through one or more transactions which could effectively dilute the ownership interests of stockholders. Further, there can be no assurances that we will be able to secure such additional financing. We have the authority to issue additional shares of Common Stock, as well as additional classes or series of ownership interests or debt obligations of the Company which may be convertible into any class or series of ownership interests of the Company. We are authorized to issue up to 300,000,000 shares of Common Stock and 35,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of the holders of our Common Stock.

Public adjusting firms in Texas may not make referrals to restoration companies in which they have a financial interest.

     Since September 1, 2003, under the provisions of S.B. 127, the Texas legislature has banned public adjusting firms within the State of Texas from referring restoration services contracts to restoration companies in which they have a financial interest. Prior to September 1, 2003, restoration companies such as RG have historically derived a large portion of their revenues from contracts for restoration services that have been referred to them by public adjustment firms that had a financial interest in the referral. Accordingly, public adjustment firms may be less likely to make referrals of restoration services to companies such as RG because they may no longer have a direct financial incentive to do so. As a result, there is no assurance that we will be able to obtain sufficient revenues from new restoration services contracts in the future. This would have a material adverse affect on our financial results.

Established competitors with greater resources may make it difficult for us to market our products effectively and offer our products or services and compete effectively.

     The property insurance and insurance restoration businesses are highly competitive and many of our competitors have substantially greater other resources. We compete with both large national writers and smaller regional companies including companies which serve the independent agency market, and companies which sell insurance directly to customers. Some of these companies may have certain competitive advantages over us, including increased name recognition, loyalty of their customer base, lower cost structures and longer operating histories. In the past, competition in the property insurance market has included offering significant rate discounts, and there can be no assurance that these conditions will not recur. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the multi-family property market, if one or more of these companies decided to aggressively enter the market, it could have a material adverse effect on us. These companies include some that may be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with our distribution channels. There can be no assurance that we will be able to compete effectively against these companies in the future.

Our future success will be dependent on our ability to attract and retain key personnel.

     Our future success depends significantly upon the efforts of certain key management personnel, including: John E. (Ted) Rea, our Chief Executive Officer; James A. Rea, our President and Chief Operating Officer; Robert A. England, our Chief Technology Officer; Rick Nelson, our Executive Vice President - Marketing; Kevin L. Dahlberg, our Senior Vice President - Finance and Secretary; Evelyn M. Rawls, our Vice President - Insurance Operations; David G. Jones, our Vice President - Loss Control; and George Mikez, Vice President - Construction Operations. Invvision intends to enter into employment agreements with Messrs. Rea, Rea, Nelson, Dahlberg, England, Jones, Mikez and Ms. Rawls, as members of our Management Team. There is no assurance that we will be able to satisfactorily maintain such agreements. Our subsidiary, Restoration Group America, Inc., does have employment agreements with Messrs. Rea, Rea, England, Nelson, Dahlberg and Ms. Rawls. The loss of key personnel could adversely affect our business. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and there can be no assurance that we will be able to do so. We currently do not maintain either key man life insurance on any of our management, or directors and officers insurance for our management.

We have a limited market for our Common Stock, and our stock price is volatile.

     Our Common Stock is not listed on any national securities exchange or quoted on the Nasdaq National Market or Nasdaq Small Cap Market. Instead our Common Stock is currently quoted on the Bulletin Board under the symbol "INVA.OB." Trading on the Bulletin Board is sporadic and highly volatile. The market price for our Common Stock has fluctuated in the past and may continue to fluctuate in the future. The market price of our Common Stock is subject to, and will continue to be subject to, a variety of factors, including the business environment; the operating results of companies in the industries we serve; future announcements concerning our business or that of our competitors or customers; the introduction of new products or changes in product pricing policies by us or our competitors; litigation matters; changes in analysts' earnings statements; developments in the financial markets; quarterly operating results; and perceived dilution from stock issuances for acquisitions and other transactions. Furthermore, stock prices for many companies fluctuate for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, terrorist actions or other military actions, or international currency fluctuations, as well as public perception of equity values of publicly traded companies may adversely affect the market price of our Common Stock.

Concentration of Stock Ownership.

     Our officers, directors and a small number of principal stockholders directly and beneficially own a majority of our issued and outstanding shares of Common Stock. If these stockholders were to vote in unison, together they would have the ability to control the election of our directors and other corporate actions requiring stockholder approval.

The substantial growth projected by us, if achieved, must be efficiently and effectively managed.

     Our projected growth will likely place a significant strain on our managerial, operational and financial resources. We need to:

o improve our financial and management controls, reporting systems and procedures;

o    expand,  train and manage our workforce for  marketing,  sales and support;
     and

o manage multiple relationships with various customers, investors and third parties.

As a holding company, we are dependent on the results of operations of our subsidiaries.

     Invvision is a company and a legal entity separate and distinct from RG Risk Management, Inc., RG Insurance Services, Inc., RG Restoration, Inc. and Restoration Group America, Inc. The first three are our principal operating subsidiaries, which are indirectly owned by us. As a holding company without significant operations of our own, the principal sources of our funds are management fees, dividends and other distributions from our operating subsidiaries. In turn, our principal sources of revenues for our operating subsidiaries are construction revenues on the restoration services provided to our clients and commissions earned on insurance policies placed by RGIS. Our rights, and consequently your rights as stockholders, to participate in any distribution of assets of our operating subsidiaries are subject to prior claims of customers and creditors, if any, of RG, RGRM and RGIS (except to the extent that our rights, if any, as a creditor are recognized). Consequently, our ability to pay debts, expenses and cash dividends to our stockholders may be limited.


ITEM 2. DESCRIPTION OF PROPERTY

     Our principal executive and administrative offices are presently located at 2100 Valley View Lane, Suite 100, Dallas, Texas 75234. We currently lease, from an unrelated third party, 8,647 square feet of office space on a month to month basis for $12,971.00 per month or $18.00 per square foot. We consider the facilities to be suitable and adequate for our needs for the foreseeable future. Additional space is available for lease in our building if we should need it in the future. In the opinion of our management, our properties are adequately covered by insurance.


ITEM 3. LEGAL PROCEEDINGS

     We are currently not a party to any pending material legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. To the knowledge of our management, (i) none of our directors, executive officers or affiliates, and
(ii) no owner of record of beneficially of more than 5% of our Common Stock, is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 26, 2003, a majority of our shareholders approved, by written consent in lieu of a meeting, amendments to our articles of incorporation to:
(i) reflect current developments in Nevada law; (ii) provide for the exculpation of directors; (iii) address interested party transactions; and (iv) to increase the Company's authorized capital from 50,000,000 million shares of common stock, par value $.001 per share ("Common Stock") and 15,000,000 shares of preferred stock to 300,000,000 shares of Common Stock and 35,000,000 shares of Preferred Stock. Holders of a total of 4,331,075 shares of our Common Stock, representing approximately 51.31% of our then outstanding voting shares, approved the corporate actions listed above. We sent an information statement to our shareholders as of November 19, 2003 detailing these amendments. These amendments became effective on March 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Our Common Stock traded over the counter and is currently quoted on the Bulletin Board under the ticker symbol "INVA.OB." The table below sets forth the high and low bid prices of our Common Stock for the periods indicated as reported by the Bulletin Board.

     These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                                                  Price Range of  Common Stock
                                                     High              Low
Fiscal Year Ending December 31, 2003

   First Quarter......................               $0.03             $0.03

   Second Quarter.....................               $0.03             $0.01

   Third Quarter......................               $0.05             $0.03

   Fourth Quarter.....................               $0.45             $0.03


Fiscal Year Ending December 31, 2002

   First Quarter......................               $0.75             $0.25

   Second Quarter.....................               $0.20             $0.07

   Third Quarter......................               $0.12             $0.07

   Fourth Quarter.....................               $0.08             $0.03


     On April 13, 2004, the closing bid price for a share of our Common Stock, as reported on the Bulletin Board, was $0.26. As of April 13, 2004, there were approximately 355 stockholders of record of our Common Stock. As of April 13, 2004, there were no shares of our preferred stock issued or outstanding.

Market Price
------------

     When the trading price of our Common Stock is below $5.00 per share, our Common Stock is considered to be a "penny stock" which is subject to rules promulgated by the SEC (Rules 15g-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC's standardized risk disclosure document; (b) providing to customers current bids and offers; (c) disclosing to customers the broker-dealers and sales representative compensation; and (d) providing to customers monthly account statements.


Dividend Policy
---------------

     No cash dividends have been declared or paid on our Common Stock, and we do not currently intend to pay cash dividends in the foreseeable future. Instead, we currently intend to retain any future earnings for the operation and development of our business. Future declaration and payment of dividends on our Common Stock, if any, will be determined by us in light of the then-current conditions, including our earnings, operations, capital requirements, financial conditions, restrictions in financing agreements and other factors deemed relevant by our Board of Directors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION AND PLAN OF OPERATION

     You should read this section together with our consolidated financial statements and related notes thereto included elsewhere in this report. In addition to this historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believe," "anticipate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

     You should be aware that our actual growth and results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to the following: the special risk factors set forth in Part I, Item 1 above, the risks and uncertainties set forth below; economic and business conditions specific to the construction and insurance industries; our ability to control costs and expenses, regulatory changes; our ability to place additional insurance policies; our ability to successfully compete for construction or restoration construction contracts; our ability to gain capacity from the insurance carriers; our ability to hire skilled labor at reasonable cost; shortages or price changes in key building materials; having on-going access to capital; weather, as well as risks associated with out entry into new markets or distribution channels; risks related to the timely performance of third parties, such as sub-contractors and key vendors, including risks of strikes or labor disputes involving these third parties; maintaining satisfactory relationships with our banking partners; the overall level of economic vitality in the United States; global economic conditions and additional threatened terrorist attacks and responses thereto, including war. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information. We assume no obligation to update any forward-looking statements contained in this report as a result of new information, future events or developments.

     Unless otherwise noted, all dollar amounts are rounded to the nearest thousand and percentages represent the change from the comparable amount from the previous year. References to 2003 and 2002 are to the years ended December 31 of each year. Note references refer to Notes to Consolidated Financial Statements.


Historical Operations
---------------------

     From May 1998 to July 2000 we were known as Asset Servicing Corporation ("ASC"). We were originally in the business of originating, underwriting, documenting, closing, funding, and servicing leases for manufacturing and transportation equipment for businesses.

     On July 10, 2000, we merged with ParkPass.com, Inc. and changed our name to Omni ParkPass, Inc. ("OPPI"). We then entered the business of designing, developing and integrating software systems in the live entertainment and amusement park industries, Due to technical software and installation issues, in March 2001, we abandoned our efforts in this market.

     On April 28, 2001, we acquired all of the outstanding shares of Invvision Capital, Inc., a Texas corporation and changed our name to Invvision Capital, Inc. We became a commercial and industrial real estate and business development company. At the time we had a mortgage banking business as well as a real estate development business. Our business strategy provided for us to pursue vertically-integrated projects including the acquisition, development and operation of retail food and fuel outlets and power generation facilities. We implemented this strategy by focusing on upon the development of venture relationships with Native American Indian tribes recognized by the U.S. Government.

     In April 2002, we discontinued our mortgage banking business and sold the related assets to Malcolm McAlpine, the CFO of our mortgage banking subsidiary. In June 2002, we sold our subsidiary, Invvision Mortgage, Inc., to Ron Knight, its President. In August 2002, we also sold our real estate development business to the president of our real estate development subsidiary retaining a net profit interest in several of their business opportunities. In August 2002, we abandoned our efforts in to establish retail outlets due to capital resource shortages as well as difficulties in negotiating with various Native American Indian tribes to establish these types of development projects. Consequently, we sold our subsidiary, Invvision Development, Inc., to Larry Akins, one of our former directors and its President.

     From August 2002 through November 2003, we were an inactive publicly-held corporation pursuing a business combination with a privately-held company in the commercial and industrial real estate business. Our business strategy also called for us to pursue real estate development projects utilizing prospective business and investment partners.

     In furtherance of this strategy in December 2003 we acquired, through our wholly-owned subsidiary, Invvision MC, Inc., all of the capital stock of
Restoration Group America 2003, Inc. ("RGA 2003") and its wholly-owned subsidiaries, (i) RG Insurance Services, Inc., a Texas corporation ("RGIS") which is a general insurance agency, (ii) RG Risk Management, Inc., a Texas corporation ("RGRM") which intends to engage in the business of providing claims management, (iii) RG Restoration, Inc., a Texas corporation ("RG") which is engaged in the business of performing commercial property restoration services and (iv) Restoration Group America, Inc., a Texas corporation ("RGA"), a company formed to hold the intellectual property rights to PropertySMART(sm). RGIS, RGRM, RG and RGA are now our wholly-owned subsidiaries. With the acquisition of RGIS, RGRM, RG and RGA, we have embarked on a plan to become a significant provider of risk management and restoration services for the commercial real estate industry.

Results of Operations
---------------------


                                                Consolidated Income Statement

   Year ended
December 31, 2003 (1)
---------------------
                                                                                                             Pro Forma
                              Invvision          RGRM            RGIS              RG             RGA        Combined
                              ---------          ----            ----              --             ---        ---------

Revenues                        $-0-             $-0-          $51,321       $7,728,490           $-0-      $7,779,811

Cost of goods sold              $-0-             $-0-             $-0-       $5,560,450           $-0-      $5,560,450

Gross profit                    $-0-             $-0-          $51,321       $2,168,040           $-0-      $2,219,361

Selling, general
   administrative and         $494,106           $-0-           $4,053       $1,691,903       $1,001,160    $3,191,222
   other expenses

Gain on disposal of
   assets                     $151,171           $-0-             $-0-             $-0-           $-0-        $151,171


Depreciation &
   amortization                 $1,125           $-0-             $-0-          $28,697           $-0-         $29,822

Realized loss on
   available for sale       $1,951,951           $-0-             $-0-             $-0-           $-0-      $1,951,951
   securities


Net income/(loss) from
   operations              $(2,290,011)          $-0-          $47,268         $447,440     $(1,001,160)   $(2,796,463)
                           ===========          =====          =======         ========     ============   ============
Net income as a
   percentage of revenues      N/A               $-0-           92.10%            5.79%           N/A        (35.95)%


-------------------------

1) The financial information provided above gives effect to the acquisitions of RGRM, RGIS, RG and RGA as if they were effective as of January 1, 2003.



                                                        Balance Sheet

    Year ended
December 31, 2003 (1)
---------------------

                                Invvision          RGRM             RGIS              RG            RGA            Pro Forma
 Year ended                     ---------          ----             ----              --           ----            ---------
 December 31, 2003

Current Assets
        Cash                        $125             $-0-             $250             $-0-          $(979)            $(604)
        Receivables                 $-0-             $-0-          $50,000             $-0-      $(192,165)        $(142,165)
        Prepaid Exp.                $-0-             $-0-             $-0-             $-0-            $-0-              $-0-
        Property &                $3,941             $-0-             $-0-             $-0-            $-0-            $3,941
        equipment
Total Assets                      $4,066             $-0-          $50,250             $-0-      $(193,144)        $(138,828)

Liabilities & Equity
        Accts Payable           $217,616             $-0-             $-0-             $-0-          $1,650          $219,266
        Other
   Liabilities                  $237,574             $-0-             $-0-             $-0-         $86,845          $324,419
      Total Liabilities         $455,190             $-0-             $-0-             $-0-         $88,495          $543,685


 Equity
        Common Stock             $11,490               $1               $1               $1            $-0-           $11,494
 Paid in Capital              $3,787,786             $-0-             $-0-             $-0-         $50,001        $3,837,786
  Accumulated Loss          $(4,350,400)             $-0-             $-0-             $-0-        $331,640       $(4,682,040)

Net Equity                        $4,066               $1               $1               $1      $(281,639)         $(277,570)





--------------------

1) The financial information provided above gives effect to the acquisitions of RGRM, RGIS and RG as if they were effective as of January 1, 2003.

     At the end of 2003, we acquired the RG America family of companies which is comprised of Restoration Group America 2003, Inc., a non-operating entity ("RGA 2003") and its three wholly-owned operating subsidiaries, (i) RG Insurance Services, Inc. ("RGIS"), (ii) RG Risk Management, Inc. ("RGRM") and (iii) RG Restoration, Inc. ("RG") and one wholly-owned non-operating subsidiary, Restoration Group America, Inc. ("RGA").

     RG and RGIS (our only  subsidiaries that earned revenues from operations in
2003) earned combined gross revenues of approximately $7,779,000 and a net income of approximately $495,000 for 2003. The combined loss for all the newly acquired subsidiaries (RGA 2003, RG, RGIS, RGRM and RGA) was approximately $506,000 for 2003. Cash flow from RG and RGIS carried the entire burden of the rest of the subsidiaries: 1)start-up costs of RGRM, RGIS and RGA, 2) "non-Invvision" acquisition costs of the newly acquired subsidiaries, 3) all research and development expenses for the PropertySMART(sm) program and 4) the corporate overhead for all of the RG America family of companies in 2003. RGRM and RGA had no operations during 2003. With the insurance agency business of RGIS established and growing and the PropertySMART(sm) program scheduled for launch in the 2nd quarter of 2004, we expect revenues from RGIS to increase substantially in 2004. Additionally, we expect RG to continue its growth in construction revenues both related to the new PropertySMART(sm) program and other traditional restoration, construction and construction management contracts.

RG Insurance Services, Inc.

     RGIS, a Texas corporation, was organized in 2003 to operate as a general insurance agency. It is licensed as a Texas Property & Casualty and Life &
Health agency. For the year 2003, our agents received gross commissions on approximately $3,000,000 of annual premiums. We continue to add to our insurance agency business at a pace greater than in 2003. In addition to pursuing traditional commercial agency business, RGIS will serve as the retail agent for our PropertySMART(sm) insurance program described in the PropertySMART(sm) Service and Products section of this Report. Texas, like most states, requires insurance agents to collect and remit certain fees and taxes on insurance policies written on an "excess and surplus lines" basis. Since these policies are not subject to rate and form regulation, states impose additional licensing requirements on agents writing such business. Accordingly, RGIS is currently completing licensing requirements for its Texas surplus lines license. RGIS expects to obtain necessary licenses in all of the states where we do business by the end of 2004.

     RGIS expects to see growth over the next 12-18 months of between 50% to 75% in annual premiums in its book of business along the traditional lines of its core insurance business and additional growth through its habitational insurance programs launched this coming year. The insurance company currently handles some of the insurance needs for companies such as Red, Hot & Blue restaurants, Wings of Texas and Santa Fe Petroleum, to name a few. RGIS also will write the expected habitational insurance for multi-family portfolios sourced through our other operating subsidiaries and their existing affinity group of clients and contacts, including PropertySMART(sm).

     RGIS was created in September 2003 and received its license to operate in December 2003, therefore the results from operations were relatively small reflecting only one months collections. The agency collected gross premiums of approximately $108,000 in 2003. The gross profit for RGIS for 2003 was approximately $47,000 (before accounting for overhead allocations).



RG Risk Management, Inc.

     RGRM, a Texas corporation, was organized in late 2003 and will operate as our risk management division, providing claims management, inspection and underwriting services which develops and administers our loss prevention programs. These services will be provided in support of the PropertySMART(sm) program, as well as on a fee basis to other customers. We intend to be a valuable asset to the customers of RGIS by aiding them in reducing the frequency and severity of losses. RGRM itself had no operations during 2003.

     Growth of RGRM for 2004 is expected to come from the leads generated from our two other operating subsidiaries, RGIS and RG. In particular, we expect RGRM to earn substantial revenues from the leads generated from our PropertySMART(sm) program and the habitational insurance programs written by RGIS. Eventually, RGRM is expected to generate third party and inter-company programs fees from claims management and from adjusting claims on behalf of the insurance carriers in the case of a loss. RGRM is expected to begin earning revenues starting in the second quarter of 2004 after the launch of PropertySMART(sm).



RG Restoration, Inc.

     RG is a Texas corporation organized in late 2003 and was formed by acquiring the business and assets of a pre-existing restoration and construction company, The Restoration Group. RG performs restoration work on all property types but specializes in multi-family properties (primarily apartment buildings) which have suffered an insured loss such as a fire, flood, wind or hail damage. RG may also act as construction manager on selected restoration or construction projects in conjunction with the PropertySMART(sm) program.

     RG saw a steady year of restoration and construction projects some of which have carried over into the first and second quarters of 2004. RG's gross revenues increased by approximately 62% to approximately $7,662,000 for 2003 as compared to approximately $4,921,000 for 2002. Gross profit for 2003 was approximately $2,168,000 as compared to $765,000 for 2002. The increase in gross revenues for RG was due to an increase in restoration and construction contracts for 2003. Cash flow from RG construction projects carried the start-up costs of RGIS, RGA and RGRM, initial research and development expenses for the PropertySMART(sm) program and the entire start-up corporate overhead burden of the RG America family of companies in 2003.



Restoration Group America, Inc.

     Restoration Group America, Inc. currently employs most of the members of our senior management team and employees and currently holds the intellectual property rights to PropertySMART(sm). It did not have any operations or revenues during 2003.


Our Revenues and Expenses
-------------------------

     As a provider of risk management services to the commercial real estate industry, we generate revenues through the operation of a general insurance agency, providing claims management services and performing commercial property restoration services These revenues are made up of commissions earned on insurance premiums that we receive for placing policies, fees received from providing claims management, inspection and underwriting services, as well as payments for restoration work on multi-family properties (primarily apartment buildings) which have suffered an insured loss such as a fire, flood or hail damage.

     Our expenses largely consist of:

o        salaries, sales commissions and benefits paid to employees;
o        construction materials; and
o        occupancy and equipment costs.

Insurance losses occur at various times during the year such as fire, flood, hail, hurricanes and tornadoes. As a result, we do not experience seasonality issues with respect to revenues from operations.

Plan of Operation
-----------------

     We provide a broad array of fee-based services that address clients' risk management needs. It is the intent of our management to create a risk management business which is highly diversified in the following ways:

o Services. We currently offer various risk management services including placing insurance products, offering risk mitigation services and strategies to minimize business interruption costs through our PropertySMART(sm) program, adjusting loss claims and performing property restoration services.

o Geography. We are currently based in Texas and do business in Texas, Mississippi, Alabama, Pennsylvania and Colorado and intend to expand our marketing territory to the contiguous 48 states of the United States.

o Channels of Distribution. Our internal sales people place insurance coverage, sell our PropertySMART(sm) risk management programs and sell property restoration services. We also receive referrals from independent adjusting firms for property restoration services. We intend to expand this by further marketing to these firms and to demonstrate to insurance carriers our anticipated lower loss experience and lower loss severity for property owners enrolled in our PropertySMART(sm) program. We believe this will likely result in our ability to place insurance products with our clients at a lower premium cost to them in the future thus generating additional commissions for our insurance agency and greater fee income for our risk mitigation services business. This will in turn drive additional revenue to our property restoration division from contracts with our risk mitigation services clients.

     Our   acquisition  of  Restoration   Group  America  2003,   Inc.  and  its
wholly-owned subsidiaries RGIS, RGRM, RG and RGA in December 2003, was the beginning of the implementation of this business plan. We will concentrate in the next 12 months on increasing sales and marketing efforts for our risk management service offerings.


Liquidity and Capital Resources
-------------------------------

     We still have a critical need for additional working capital in the next 12 months to execute our business strategy. We will need additional capital (i) to retire our then remaining indebtedness, (ii) for working capital purposes, (iii) to expand sales and marketing activities and (iv) to obtain additional systems and improvements to our facilities, equipment and to satisfy further capital expense requirements.

     In the event that we are unable to obtain additional capital or revenues from our operating subsidiaries are insufficient to satisfy our working capital requirements, this will likely have a material adverse effect on our operations and may force us to cease operating entirely. Our long-term capital requirements beyond this 12 month period (assuming we have raised sufficient capital during the next 12 months to allow us to maintain on-going operations) will depend on numerous factors, including:

o    The rate of market acceptance for our services;

o    The ability to expand our client base; and

o    The level of expenditures for sales and marketing and other factors.

     We commenced a private offering of our common stock to certain accredited investors in January 2004 and closed this offering in March 2004. We raised approximately $750,000 in this offering. To the extent that the funds from this private offering and our operating revenues are insufficient to fund our activities in the short or long term, we will need to raise additional funds by incurring debt or through public or private offerings of our securities.

     We are not currently aware of any trend or event that would potentially adversely affect our liquidity.


Fluctuations in Operating Results; Seasonality
----------------------------------------------

     Our operating results could vary significantly from period to period as a result of a variety of factors including, the timing of insurance expirations and the length of our insurance and restoration construction sales cycles; the ability to collect their receivables and satisfy obligations under our agreements; and various competitive factors. However, seasonal conditions are of limited concern in the markets in which we operate, Severe weather can occur at any time of the year. The sales of insurance are not seasonal. There can be no assurance that such factors will not result in fluctuations in our operating results in the future.


Inflation
---------

     Inflation has not historically had a material effect on our operations and is not expected to have a material impact on us in the future.


Income Taxes
------------

     We establish valuation allowances when necessary, to be applied against our deferred tax asset in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". At December 31, 2003, no such allowance was recorded. We continually review the need for a valuation allowance and we recognize benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.


Uncertainty of Forward-Looking Statements
-----------------------------------------

     This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in the Annual Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives for future performance are forward-looking statements. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends", "estimates", "expects", "projects", "anticipates", "foreseeable future", "seeks", and words or phases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.


Third Party Reports and Press Releases
--------------------------------------

     We do not make financial forecasts or projections, nor do we endorse the financial forecasts or projections of third parties or comment on the accuracy of third-party reports. We do not participate in the preparation of the reports or the estimates given by analysts. Analysts who issue financial reports are not privy to non-public financial information. Any purchase of our securities based on financial estimates provided by analysts or third parties is done entirely at the risk of the purchaser.

Critical Accounting Policies and Procedures
-------------------------------------------

     We have identified certain accounting policies as critical to our business and to the results of our operations, certain of which entail significant estimates. These critical policies are further discussed below.

     Our significant accounting policies are described in Note 1 of "Notes to Consolidated Financial Statements" included in Item 7 of this Form 10-KSB. The Company's critical accounting policies include revenue recognition on construction contracts and allowance for doubtful collections.

     The majority of the Company's construction revenues are generated through the successful bidding and execution of construction contracts. The Company performs its work under fixed price as well as negotiated contracts. The length of the contracts vary, with ninety percent of the contracts being completed within twelve months of the start date. The Company recognizes revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process.

     Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at December 31, 2003. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined.

     The asset account 'Costs and estimated earnings in excess of billings on uncompleted contracts' represents revenues recognized in excess of amounts billed. The liability account 'Billings in excess of costs and estimated earnings on uncompleted contracts' represents billings in excess of revenues recognized.

     Contracts receivable from performing remediation and reconstruction services are based on fixed price and negotiated contract prices. In accordance with terms of some contracts, a certain percentage of the total contract price is withheld pending customer acceptance at the completion of the contract. As such, these amounts have been classified as 'Retainages' under contracts receivable. The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.


Newly Issued Accounting Pronouncements
--------------------------------------

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148), which amended Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for financial statements with fiscal years ending after December 15, 2002. In compliance with SFAS

148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have made the applicable disclosures in Note 2.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN No. 46). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity, to decide whether to consolidate that entity. The Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

     The American Institute of Certified Public Accountants has issued an exposure draft SOP "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment ("PP&E")". This proposed SOP applies to all non-government entities that acquire, construct or replace tangible property, plant and equipment including lessors and lessees. A significant element of the SOP requires that entities use component accounting retroactively for all PP&E assets to the extent future component replacement will be capitalized. At adoption, entities would have to option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The Company cannot evaluate the ultimate impact of this exposure draft until it becomes final.

     In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the implementation of SFAS No. 150 will have a material impact on the financial condition, results of operations or cash flows.


Contractual Obligations and Contingent Liabilities and Commitments
------------------------------------------------------------------

     We do not currently have any material long-term debt or lease arrangements. Our subsidiary, RG currently maintains a revolving credit facility with TownNorth Bank, N.A.. There was $400,000 in outstanding borrowings under our revolving credit facility with Town Bank, N.A. at December 31, 2003. See Note 8 to our Financial Statements for more information.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the independent auditor's report of Turner, Stone & Co., LLP, appear on pages F-1 through F-20 of this report. See Index to Financial Statements on page of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our Chief Executive Officer and Senior Vice President - Finance (who serves as our principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a) - 15(c) and 15(d) - 15(e)) under the Exchange Act as of December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls. Based on our evaluation, our Chief Executive Officer and Senior Vice President - Finance concluded that, subject to the limitations noted below, our disclosure controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.


Changes in Internal Controls
----------------------------

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


Limitations on the Effectiveness of Controls
--------------------------------------------

     Our management, including our CEO and Senior Vice President - Finance, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


CEO and CFO Certifications
--------------------------

     Appearing as exhibits 31.1 and 31.2 to this report there are Certifications of our Chief Executive Officer and Senior Vice President - Finance. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the evaluation referred to in the Section 302
Certifications  and this  information  should  be read in  conjunction  with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the name, age, positions and offices or employments for the past five years as of March 30, 2004 of our executive officers and directors as well as certain key executives of our subsidiaries. Members of our Board of Directors are elected and serve for one-year terms or until their successors are elected and qualify. All of our officers serve at the pleasure of our Board of Directors.

Name                        Age       Position with the Company
----                        ----      -------------------------

John E. Rea                  38       Chief Executive Officer and Director

James A. Rea                 36       President, Chief Operating Officer
                                      and Director

Robert A. England            42       Chief Technology Officer

Richard Nelson               56       Executive Vice President - Marketing

Kevin L. Dahlberg            41       Senior Vice President - Finance and
                                      Secretary

Evelyn M. Rawls              43       Vice President - Insurance Operations
                                      and President, RG Insurance Services, Inc.

George D. Mikez              46       Vice President - Construction Operations

David G. Jones               34       Vice President - Loss Control

Tevian Prohl                 27       Vice President - Investor Relations

Bob Clements                 61       Chief Executive Officer - RGIS

Edward P. Rea                63       Chairman of the Board of Directors
                                      and Director

Paul S. Johnson (1,2)        70       Director

Michael A. Jenkins (1,2)     62       Director

Michael E. Mayor             42       Director

--------------------

1)   Audit Committee member.

2)   Compensation Committee member.

John E. Rea, Chief Executive Officer and Director

     Mr. John E. Rea was named as our Chief Executive Officer in December 2003. He was previously our President and has been a member of our Board of Directors since April 2001. Mr. Rea previously served as President of The Crafter's Marketplace, Ltd. in Canada beginning in 1998. He attended Southern Methodist University from 1983 to 1985. Mr. Rea is the brother of our President, Chief Operating Officer and Director, Mr. James A. Rea, and the son of our Chairman, Mr. Edward P. Rea.



James A. Rea, President, Chief Operating Officer and Director

     Mr. James A. Rea has been our President and Chief Operating Officer since December 2003 and has been a Director of the Company since March 2004. Prior to joining us, he was President and Chief Operating Officer of The Restoration Group, Inc. from June 2001 through December 2003. He was President of Tenax, Inc. a home building company from February, 1999 through June 2001. He was the Vice President of Construction for Matthews Southwest from 1996 through February, 1999. Mr. Rea attended Texas Tech University. Mr. Rea is the brother of our Chief Executive Officer and Director, Mr. John E. Rea and the son of our Chairman, Mr. Edward P. Rea.



Robert A. (Andy) England, Chief Technology Officer

     Robert A. England has been our Chief Technology Officer since December 2003. He was previously the Chief Technology Officer and Chief Production Manager at Restoration Group America 2003, Inc. from April 2003 to December 2003. Prior to that, he was employed by Motorola, Inc. as a Global Account Manager from May 1999 through March 2003. Mr. England was a Senior Integration Manager for Sabre Holdings Corporation from 1986 until May 1999. He earned a Bachelor of Science (BSc) degree in Computing and Information Sciences from Oklahoma State University in 1986. Mr. England is also a licensed all-lines insurance adjuster.


Richard Nelson, Executive Vice President - Marketing

     Mr. Richard Nelson has been our Executive Vice President - Marketing since February 2004. Prior to joining us, from September 2003 through February 2004, Mr. Nelson was the CEO of Mosquito Control Systems, L.P., a Dallas, Texas-based pest control firm. From September 2002 through September 2003, he headed Richard Nelson & Associates, a business consulting firm. From June, 1992 through September 2002, he was Senior Vice President of WebLink Wireless, Inc., f/k/a PageMart Wireless, Inc., a publicly-held wireless communication carrier. He also held several executive positions at AMR Corporation. Mr. Nelson earned a Bachelor of Arts degree (BA) from Northwestern University in Chicago, Illinois and a Masters of Business Administration (MBA) degree from the University of Dallas in Dallas, Texas.



Kevin L. Dahlberg, Senior Vice President - Finance and Secretary

     Mr. Kevin L. Dahlberg has been our Senior Vice President - Finance since December 2003. He was previously employed with Moore Remodeling & Construction, L.P. and Mosquito Control Systems, L.P. as principal and partner from September 2002 through December 2003. Prior to that, Mr. Dahlberg was employed by Hillwood Investments, a Perot Company, from March 2000, through August 2002 as a

Vice President. Prior to his tenure at Hillwood, Mr. Dahlberg was employed at Archon Financial, a Goldman Sachs company, as a Vice President and Commercial Real Estate Lending Underwriter from November 1997, through September 1999. Mr. Dahlberg obtained a Bachelor of Arts in Business Administration (BBA) degree from Baylor University with majors in Entrepreneurship, Management and Real Estate in 1985. He also holds Series 6, Series 7 and Series 63 Securities Licenses.



Evelyn M. Rawls, Vice President - Insurance Operations and President, RG Insurance Services, Inc.

     Ms. Evelyn M. Rawls has been our Vice President - Insurance Operations since December 2003 and President of RG Insurance Services, Inc. since September 2003. She was Vice President of Merit Insurance Services, Inc. from August, 1999 until September 2003. Prior to that, Ms. Rawls was Assistant Vice President at Hilb Rogal & Hamilton Company from September 1995 until August 1999.



George D. Mikez, Vice President - Construction Operations

     Mr. George D. Mikez has been our Vice President - Construction Operations since December 2003. He was previously Vice President - Construction Operations for The Restoration Group, Inc. from September 2001 through December 2003. Prior to his tenure at The Restoration Group, Inc., he was Vice President of Construction Operations for Flagship Reconstruction Services, Inc. from 1989 through September 2001. Mr. Mikez completed various architectural and engineering courses at the Canal Zone Junior College in Panama, and earned a Graduate Builders Institute Course Certificate in 1992.



David G. Jones, Vice President - Loss Control

     Mr. David G. Jones has been our Vice President - Loss Control since March 2004. He is also currently a Lieutenant with the Addison, Texas Fire Department. He has been a member of the Addison Fire Department for the last five years. Mr. Jones earned a Bachelor of Science (BS) degree in Environmental Resource Management and Biology from Texas State University - San Marcos and a Master of Science (MSc)(summa cum laude) degree in Fire Safety Management from Lacrosse University.



Tevian Prohl, Vice President - Investor Relations

     Ms. Tevian Prohl has been our Vice President - Investor Relations since February 2004. She was previously Vice President - Investor Relations for Restoration Group America, Inc. from November 2003 through January 2004. From November 2000 through October 2003, Ms. Prohl was the corporate coordinator for TMP Consulting, a Kerrville, Texas-based public relations and project management firm. Ms. Prohl earned a Bachelor of Arts (BA) degree in Corporate Communications and Public Relations from Southern Methodist University in 1999.



Bob Clements, Chief Executive Officer - RG Insurance Services, Inc.

     Mr. Bob Clements was named the Chief Executive Officer of our subsidiary RGIS in March 2004. He is the President and CEO of Leon's Texas Cuisine, a food processing company, and has been since 1970. In addition, Mr. Clements is President and CEO of Shoreline Restaurants Corporation. Mr. Clements serves as a member of the Board of Directors of Cubic Energy, Inc., a publicly-held oil and gas exploration and production company headquartered in Dallas, Texas. Mr. Clements earned a Business degree from Rutherford College in 1961.



Edward P. (Ted) Rea, Chairman of the Board

     Mr. Edward P. Rea has been Chairman of the Board and a Director since April 2001. He has also been an independent business consultant since 1998. Mr. Rea is the father of our Chief Executive Officer and Director, Mr. John E. Rea, and our President, Chief Operating Officer and Director, Mr. James A. Rea.



Paul S. Johnson, Director

     Mr. Paul S. Johnson has been a member of our Board of Directors since February 2004. Mr. Johnson retired from the U.S. Naval Reserves in 1991 with the rank of 2-star admiral. From July, 1989 to the present, he has been employed by American East as a Captain on Boeing 727 aircraft. He is a graduate of Iowa State University where he obtained a Bachelors of Science (BS) degree.



Michael A. Jenkins, Director

     Mr. Michael A. Jenkins has been a member of our Board of Directors since March 2004. He is currently President of Leisure and Recreation Concepts, Inc.
(LARC), a design and consulting firm, located in Dallas, Texas. He has been President of LARC since 1970. Additionally, Mr. Jenkins has been President and Managing Director of Dallas Summer Musicals, Inc., a musical theater company, since 1974. Mr. Jenkins attended Baylor University from 1960 to 1963.



Michael E. Mayor, Director

     Mr. Michael E. Mayor has been a member of our Board of Directors since March 2004. He has been employed by Mars, Inc. in various positions since 1986. He is currently the National Sales and Finance Manager for the Masterfoods USA division of Mars, Inc. Mr. Mayor is a 1984 graduate of Sam Houston State University in Huntsville, Texas where he obtained a Bachelor of Arts in Business Administration (BBA) degree. He is currently enrolled as a candidate for a master's in business administration (MBA) degree at Thomas More College. Mr. Mayor is expected to graduate in August 2004.



Board Participation and Structure
---------------------------------

     The Board of Directors met four (4) times during 2003 and additionally took action seven (7) times by means of written consent. Each director attended all of the meetings.

Compensation Committee

     We maintain a Compensation Committee of our Board of Directors. The Compensation Committee is responsible for review of and making recommendations to our Board of Directors on all matters relating to compensation and benefits provided to our executive officers. The Compensation

Committee, comprised of Messrs. Jenkins and Johnson, was not constituted until March 2004 and as a result did not meet during 2003.

Audit Committee

     The Audit Committee assists our Board of Directors in exercising its fiduciary responsibilities for oversight of audit and relating matters including corporate accounting, reporting and control practices. It is also responsible for recommending to our Board of Directors the independent auditors to be engaged by the Company for the following fiscal year. The Audit Committee, comprised of Messrs. Jenkins and Johnson, was not constituted until March 2004 and as a result did not meet during 2003. The Audit Committee will meet periodically with our management, financial personnel and the independent auditors to review our internal accounting controls and auditing and financial reporting matters.

Audit Committee Financial Expert

     Our Board of Directors has determined that we do not currently have an audit committee financial expert serving on our Audit Committee. We have not been able to attract an individual who would be considered our audit committee financial expert because we do not currently maintain Directors & Officers liability insurance. Such insurance coverage is expensive and we did not elect to obtain such coverage. We hope to obtain Directors & Officers liability coverage during fiscal year 2004. We hope that this will then allow us to attract an individual to serve on our Board and the Audit Committee who would qualify as an audit committee financial expert.


Compensation of Directors
-------------------------

     We do not currently pay any remuneration to our non-employee directors although in March 2004, we did issue One Hundred Thousand (100,000) restricted shares of our Common Stock to each of Messrs. Jenkins and Johnson upon their appointment to our Board of Directors.


Principal Executive and Financial Officer Code of Ethics
--------------------------------------------------------

     We have not yet adopted a code of business conduct and ethics that apply to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. We plan to do so in the 2nd quarter of 2004.


Section 16(a)  Beneficial Ownership Reporting Compliance
--------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors, and greater than 10 percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received by us with respect to the fiscal year ended December 31, 2003, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, officers and persons who own more than ten percent of a registered class of our equity securities have been complied with except for Mentors Group, Inc. which failed to timely file a Form 3 to report its receipt of a warrant to purchase 2,000,000 shares of our common stock.

ITEM 10.      EXECUTIVE COMPENSATION

     Summary   Compensation   Table.   The  following   information  sets  forth
compensation earned by our Chief Executive Officer for services rendered during the fiscal years indicated:

                                  Annual Compensation                            Long Term Compensation
                      __________________________________________      ____________________________________________
                                                                        Awards                         Payouts
                                                           ________________________________     ____________________
                                                                                   Securities
                                                        Other Annual   Restricted  Underlying   LTIP
Name and Principal                                        Comp ($)     Stock        Options/    Payout     All Other
Position               Year    Salary ($)   Bonus ($)    __________    Awards ($)     SARs         ($)     Comp. ($)
______________        ______   _________   __________                   ________   __________   ________   _________
John E. Rea, CEO       2002       $-0-        $-0-          $-0-          $-0-         ---         ---        ---
                       2003       $-0-        $-0-          $-0-          $-0-         ---         ---        ---


     None of our other named executive officers earned more than $100,000 during the fiscal year ended December 31, 2003.

     We did not grant any options to purchase our securities to any of our named executive officers during the fiscal year ended December 31, 2003. We do not currently have any outstanding options to purchase our securities that have been granted to any of our executive officers. Additionally, we do not currently have a stock option plan but plan to implement one during 2004.


Employment Agreements
---------------------

     We do not currently have employment agreements with any of our executive officers. Instead, our subsidiary, RGA, has entered into employment agreements with Messrs. Dahlberg, England, Nelson, Rea and Rea and Ms. Rawls. Those agreements are described below. It is our intent to negotiate new employment agreements between Invvision and each of Messrs. Dahlberg, England, Nelson, Rea and Rea and Ms. Rawls in addition to negotiating employment agreements with the remaining members of our executive management team. It is our intent to conclude these negotiations by the end of the second quarter of 2004.

     As of July 1, 2003, our subsidiary, RGA, entered into an employment agreement with John E. Rea, our Chief Executive Officer (the "John E. Rea
Agreement"). The John E. Rea Agreement provides for an annual base salary of $10,000.00 per month, a transportation allowance of $1,000.00 per month, participation in any savings and retirement plan and welfare benefit plans adopted by RGA, and other standard provisions.

     As of July 1, 2003, our subsidiary, RGA, entered into an employment agreement with James A. Rea, our President and Chief Operating Officer (the "James A. Rea Agreement"). The James A. Rea Agreement provides for an annual base salary of $10,000.00 per month, a transportation allowance of $1,000.00 per month, participation in any savings and retirement plan and welfare benefit plans adopted by RGA, and other standard provisions.

     Effective as of March 31, 2003, our subsidiary, RGA, entered into an employment agreement with Robert A. England, our Chief Technology Officer (the "England Agreement"). The England Agreement provides for an annual base salary of $6,667.00 per month, a transportation allowance of $500.00 per month, participation in any savings and retirement plan and welfare benefit plans adopted by RGA, and other standard provisions.

     As of February 23, 2004, our subsidiary, RGA, entered into an employment agreement with Richard Nelson, our Executive Vice President - Marketing (the "Nelson Agreement"). The Nelson Agreement provides for an annual base salary of $10,000.00 per month, a transportation allowance of $500.00 per month, participation in any savings and retirement plan and welfare benefit plans adopted by RGA, and other standard provisions.

     As of December 15, 2003, our subsidiary, RGA, entered into an employment agreement with Kevin L. Dahlberg, our Senior Vice President - Finance (the "Dahlberg Agreement"). The Dahlberg Agreement provides for an annual base salary of $8,333.00 per month, a transportation allowance of $500.00 per month, participation in any savings and retirement plan and welfare benefit plans adopted by RGA, and other standard provisions.

     Effective as of September 22, 2003, our subsidiary, RGA, entered into an employment agreement with Evelyn M. Rawls, our Vice President - Insurance Operations (the "Rawls Agreement"). The Rawls Agreement provides for an annual base salary of $8,000.00 per month, a transportation allowance of $500.00 per month, participation in any savings and retirement plan and welfare benefit plans adopted by RGA, and other standard provisions.





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of our outstanding Common Stock as of March 30, 2004, by each person known by us to own beneficially more than 5% of our Common Stock, by each of our Directors and Executive Officers (see Part III, Item 10, above) and by all Directors and Executive Officers of the Company as a group.



                                                                              Shares Beneficially
                                                                                  Owned (1,2)
                                                                                  -----------
Name of Beneficial Owner                                                        Number      Percent
------------------------                                                        ------      -------
Rea Capital Corporation
P.O. Box 770
Addison, Texas 75001-0770                                                      2,159,337         7.5%




-----------------

*  Less than one percent (1%)

1) The rules of the SEC provide that, for the purposes hereof, a person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.
2) Based on 28,799,163 shares outstanding on March 30, 2004. Shares of Common Stock subject to warrants that are exercisable within 60 days of March 30, 2004, are deemed beneficially owned by the person holding such warrant for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. All common shares held by the Officers and Directors listed above are "restricted securities" and as such are subject to limitations on resale. The shares held by the officers and directors may be sold pursuant to Rule 144 under certain circumstances.


                                                                              Shares Beneficially
                                                                                  Owned (1,2)
                                                                                  -----------
Name of Beneficial Owner                                                        Number      Percent
------------------------                                                        ------      -------
Mentors Group, Inc. (3)
c/o EMJ Data Systems, Ltd.
P.O. Box 1012
Guelph, Ontario N1H 6N1, Canada                                                2,096,550         7.3%

Edward P. Rea, Chairman of the Board (4)                                       4,549,457        15.8%

Paul S. Johnson, Director                                                        117,250            *

Michael A. Jenkins, Director                                                     105,000            *

Michael E. Mayor, Director                                                       405,041         1.4%

John E. Rea, Chief Executive Officer and Director                                    -0-         -0-%

James A. Rea, President, Chief Operating Officer and Director (5)                131,410            *

Robert A. England, Chief Technology Officer                                       80,400            *

Richard Nelson, Executive Vice President - Marketing                                 -0-         -0-%

Kevin L. Dahlberg, Senior Vice President - Finance                                42,400            *

Evelyn M. Rawls, Vice President - Insurance Operations                               -0-           0%

George Mikez, Vice President - Construction Operations                               -0-           0%

David G. Jones, Vice President - Loss Control                                    300,000           1%

Tevian Prohl, Vice President - Investor Relations                                    -0-           0%

Bob Clements, Chief Executive Officer - RGIS                                     400,000         1.4%

All Directors and executive officers as a group (14 persons)(6)               6,130,958        21.3%

---------------------
* Less than one percent (1%)

3) Includes 2,000,000 shares of Common Stock issuable upon the exercise of a warrant.
4) Includes (i) 2,159,337 shares of Common Stock held by Rea Capital Corporation, (ii) 1,352,820 shares held by Rea Brothers, Ltd., and (iii) 1,023,800 shares held by The Crafters Marketplace, Ltd. Mr. Edward P. Rea is Chairman of (a) Rea Capital Corporation, (b) Rea Brothers, Ltd., and (c) The Crafters Marketplace, Ltd.
5) Includes 10,705 shares of Common Stock held by Tenax Inc., 20,705 shares held by JR Holdings, Inc. and 100,000 shares held by JAABR, L.P. Mr. James
     A. Rea is the President of both Tenax, Inc. and JR Holdings, Inc. and Limited Partner of JAABR, L.P.
6)  Includes  (i)  2,159,337  shares  of  Common  Stock  held  by  Rea  Capital
     Corporation, (ii) 1,352,820 shares held by Rea Brothers, Ltd., (iii) 1,023,800 shares held by The Crafters Marketplace, Ltd., (iv) 10,705 shares held by Tenax, Inc., (v) 20,705 shares held by J.R. Holdings, Inc. and (vi) 100,000 shares held by JAABR, L.P. Mr. Edward P. Rea is Chairman of Rea Capital Corporation, Rea Brothers, Ltd. and The Crafters Marketplace, Ltd. Mr. James A. Rea is President of both Tenax, Inc.

     Rule 13d-3 under the Exchange Act, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty
(60) days through means, including, by exercise of any option or warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges shall be deemed to be outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class held by any other person.

     All shares are held directly. No options, warrants or other stock rights have been issued to any of the executive officers or directors except as disclosed above.

     We know of no contractual arrangements or pledges of our securities which may at a subsequent date result in a change of control of Invvision.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Automated Business Companies, Inc., which was owned by a former controlling shareholder of Invvision, was in April 2001 issued 165,000 shares of our Common Stock in exchange for $296,550 in liabilities owed to Automated Business Companies, Inc. In addition, $65,455 in liabilities owed by us was assumed individually by the controlling shareholder as additional paid in capital.

     In April 2001, Restlawn Inc. ("Restlawn") assigned a contract for the purchase of 19.64 acres of undeveloped real estate to us in exchange for 3,000,000 shares of our Common Stock. At the closing of the purchase of this Property by us, Restlawn was issued an additional 254,000 shares of our Common Stock and a mortgage on the undeveloped real estate in the amount of $801,000 carrying interest at the rate of 8% per annum. A majority of Restlawn is owned by Rea Capital Corporation, a major shareholder of ours (see below). In October 2003, Rea Capital returned 1,572,480 shares of our Common Stock to us for cancellation in connection with the INVA #1, Inc. bankruptcy proceedings. In November 2003, Rea Capital returned another 150,000 Shares to us for cancellation in connection with the INVA #1, Inc. bankruptcy proceedings.

     In April 2001, Rea Capital Corporation ("Rea Capital") entered into a consulting contract with us to provide business management and financial consulting services. The initial term of this contract was for a period of one year beginning on February 15, 2001. This contract provides for the payment of $20,000 per month plus reimbursement of service-related expenses. In June 2002, Rea Capital agreed to lower its monthly fee to $5,000.00 per month. Rea Capital is wholly owned by Rea Brothers Limited, an Ontario, Canada corporation ("Rea Brothers"). Rea Brothers is wholly owned by Elga Rea, wife of Edward P. Rea, and mother of James A. Rea and John E. Rea, our directors.

     On April 22, 2002, we sold undeveloped acreage to a shareholder of ours in exchange for $200,000 in cash and debt forgiveness. We recorded a loss in the amount of $208,000 on this transaction but at the time maintained a first right of refusal to repurchase the property for $200,000. This property was subsequently re-sold and we did not elect to exercise our right of first refusal to repurchase.

     Through June 2002, we had borrowed $21,143 from Rea Capital and $50,565.00 from The Crafter's Marketplace, Ltd., a company majority owned by Rea Brothers ("Crafters") to cover working capital requirements. Our loans with Rea Capital and Crafters are at 8% interest and were due and repayable in June 2003. Rea Capital and Crafters have agreed to accept 1,434,000 restricted shares of our Common Stock in full satisfaction of this indebtedness. We plan to issue these shares in April 2004.

     On June 19, 2002, we issued 3,499,480 shares of our Common Stock to Rea Capital in exchange for the satisfaction of $350,000 in debt owed by us to Rea Capital under our consulting agreement with them. As of the date of this Memorandum, we still owe Rea Capital $85,000 for consulting services previously performed.

     On June 28, 2002, we sold our wholly owned subsidiary Invvision Mortgage, Inc. ("IMI") to Ron Knight, the President of IMI for a $25,000 note receivable. In connection with the sale of IMI, the officer assumed all of IMI's liabilities. We recognized a net gain on the disposition of IMI of $344,174, which is included in the accompanying consolidated financial statements as a part of discontinued operations.

     On August 29, 2002, we sold our wholly owned subsidiary Invvision Development, Inc. ("IDI") to Larry Akins, one of our former directors and IDI's President, in lieu of $72,150 owed to him personally and an assumption of all of the outstanding payables of IDI totaling $90,499. We have retained a 20% profit interest in a number of their business opportunities. We recognized a net loss on this disposition of $101,163, which is included in the accompanying consolidated financial statements as a part of discontinued operations.

     In October 2003, we borrowed $54,000 on a short-term basis from Rea Brothers at 8% interest to cover our working capital requirements. This amount was due and repayable in January 2004. Rea Brothers has agreed to accept 1,080,000 restricted shares of our Common Stock in full satisfaction of this indebtedness.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

     Financial Statements
     --------------------


                  Financial Statements; Financial Schedules
                  -----------------------------------------
                                                                         Page
                                                                         ----
     Report of Turner Stone & Co., LLP, Independent Auditors............ F-1

     Consolidated Balance Sheet as of December 31, 2003................. F-2-3

     Consolidated Statement of Operations for the years
     ended December 31, 2003 and December 31, 2002...................... F-4

     Statement of Changes in Stockholders Equity for the years
     ended December 31, 2003 and December 31, 2002...................... F-5-7

     Consolidated Statements of Cash Flows for the years
     ended December 31, 2003 and December 31, 2002...................... F-8-9

     Notes to Consolidated Financial Statements......................... F10-20

(b) The following documents are filed or incorporated by reference as exhibits to this report.

Exhibit
Number                        Description
------                        -----------

2.1 Agreement and Plan of Reorganization by and among Invvision Capital, Inc., Invvision MC, Inc. and Restoration Group America 2003, Inc., dated as of December 30, 2003 (1)

3.1  Amended and Restated Articles of Incorporation of
     Invvision Capital, Inc. (2)

3.2* Amended and Restated By-Laws of Invvision Capital, Inc.

4.1* Form of Common Stock Certificate

21.1* List of Subsidiaries of Invvision Capital, Inc.

31.1*Certification  by  Chief  Executive  Officer  of  Invvision  Capital,  Inc.
     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*Certification by principal  financial  officer of Invvision  Capital,  Inc.
     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*Certification  by  Chief  Executive  Officer  of  Invvision  Capital,  Inc.
     pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*Certification by principal  financial  officer of Invvision  Capital,  Inc.
     pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(c) No Reports on Form 8-K were filed with the SEC during the three months ended 12/31/03.
--------------------

1) Filed as an exhibit to Invvision's Form 8-K filed with the Commission on January 15, 2004 and incorporated herein by reference.

2) Filed as an exhibit  to  Invvision's  Preliminary  Information  Statement  on
Schedule 14C, filed with the Commission on December 22, 2003 and incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees for professional audit services rendered by Turner, Stone & Company, L.L.P. for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2002 and December 31, 2003, and fees billed for other services rendered by Turner, Stone & Company, L.L.P. during the respective periods. Certain amounts for 2002 have been reclassified to conform to 2003 presentation.

                                                     2002               2003
                                                   --------            -------
         Type of Fees
         -------------
         Audit Fees (1)                           $25,435.00        $14,115.00
         Audit Related Fees (2)                            -                 -
         Tax Fees (3)                                      -                 -
         All Other Fees (4)                                -                 -
                                                  ----------        ----------
         Total                                    $25,435.00        $14,115.00

-----------------------------

(1) Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.
(2) Audit related services are assurance and related services that are reasonably related to the performance of the audit or review of the financial the independent auditor traditionally performs statements or that.
(3) Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4) All other fees are for services other than those in the previous categories such as permitted corporate finance assistance and permitted advisory services.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas and the State of Texas on this 14 day of April 2004.


                                            Invvision Capital, Inc.


                                            By:  /s/ John E. Rea
                                            -----------------------------------
                                            John E. Rea, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                Title                                   Date

/s/ Edward P. Rea         Chairman of the Board of Directors      April 14, 2004
-----------------         and Director
Edward P. Rea

/s/ John E. Rea           Chief Executive Officer and Director    April 14, 2004
-----------------         (Principal Executive Officer)
John E. Rea

/s/ James A. Rea          Chief Operating Officer, President      April 14, 2004
-----------------         and Director
James A. Rea

/s/ Paul S. Johnson       Director                                April 14, 2004
-------------------
Paul S. Johnson

/s/ Michael A. Jenkins    Director                                April 14, 2004
----------------------
Michael A. Jenkins

/s/ Michael E. Mayor      Director                                April 14, 2004
--------------------
Michael E. Mayor

/s/ Kevin L. Dahlberg     Senior Vice President - Finance and     April 14, 2004
---------------------     Secretary (Principal Financial and
Kevin L. Dahlberg         Accounting Officer)

                                 C O N T E N T S



INDEPENDENT AUDITORS' REPORT..............................................   F-1

CONSOLIDATED BALANCE SHEETS...............................................  F2-3

CONSOLIDATED STATEMENTS OF OPERATIONS
     AND COMPREHENSIVE LOSS...............................................    F4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT).................  F5-7

CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................  F8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................F10-20

                            Turner, Stone & Company
                       12700 Park Central Dr., Suite 1400
                              Dallas, Texas 75251
                                  972-239-1660




                          Independent Auditors' Report

Board of Directors
Invvision Capital, Inc.
    and Subsidiaries
Dallas, Texas


We have audited the accompanying consolidated balance sheets of Invvision Capital, Inc. and subsidiaries (a development stage company), as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended and for the period February 15, 2001 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invvision Capital, Inc. and subsidiaries, at December 31, 2003 and 2002, and the results of their operations and their cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Turner, Stone & Company
------------------------------
Turner, Stone & Company, L.L.P.
Certified Public Accountants
April 14, 2004



                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 2003 AND 2002





                                                      Assets
                                                      ------
                                                                             2003               2002
Current assets:                                                      ---------------     ---------------

     Cash                                                            $         8,090      $          212
     Contracts receivable, net of allowance for
         doubtful accounts of $262,500                                       740,232                   -
     Cost and estimated earnings in excess
         of billings on uncompleted contracts                                  2,515                   -
     Prepaid expenses                                                         25,758                   -
     Employee receivables                                                      5,943                   -
     Advances to stockholders                                                  9,702                   -
                                                                     ---------------     ---------------
         Total current assets                                                792,240                 212

Property and equipment, at cost, net of
     accumulated depreciation of  $41,590 and
     $3,141, respectively                                                    230,303               5,066

Other assets:

     Investment in unimproved real estate held for sale                            -           3,052,030
     Investment in available for sale equity
       securities, at fair value                                                   -                   -
                                                                     ---------------     ---------------
                                                                     $     1,022,543      $    3,057,308
                                                                     ===============     ===============
















               The accompanying notes are an integral part of the consolidated financial statements.

                                                       F-2


                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 2003 AND 2002





                                  Liabilities and Stockholders' Equity (Deficit)



                                                                            2003                 2002
Current liabilities:                                                  --------------      --------------

     Accounts payable, trade                                          $    1,335,841      $      317,262
     Accrued expenses                                                         84,712             434,748
     Withholding taxes payable                                               154,036                   -
     Billings in excess of costs and estimated
        earnings on uncompleted contracts                                     62,137                   -
     Advances from stockholders                                              179,070              99,395
     Notes payable                                                           872,025              65,000
     Note payable, stockholders                                              151,821                   -
     Current portion of mortgages payable                                          -           2,572,667
                                                                      --------------      --------------
         Total current liabilities                                         2,839,642           3,489,072
                                                                      --------------      --------------
Mortgages payable, net of current portion                                          -                   -
                                                                      --------------      --------------
Commitments and contingencies                                                      -                   -

Stockholders' equity (deficit):

     Preferred stock, $.001 par value, 15,000,000
        shares authorized, no shares issued and
        outstanding, no rights or preferences
        determined                                                                 -                 -
     Common stock, $.001 par value, 50,000,000
        shares authorized, 8,440,040 and 11,489,990,
        respectively, shares issued and outstanding (Note 2,8)                 8,440              11,490
     Paid in capital in excess of par                                      2,743,561           3,787,786
     Common stock warrants                                                   100,000             100,000
     Accumulated deficit during the development stage                   (  4,669,100)       (  2,379,089)
     Accumulated other comprehensive loss                                          -        (  1,951,951)
                                                                       --------------      --------------
                                                                        (  1,817,099)       (    431,764)
                                                                       --------------      --------------
                                                                       $   1,022,543       $   3,057,308
                                                                       ==============      ==============






               The accompanying notes are an integral part of the consolidated financial statements.

                                                        F-3


                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              AND COMPREHENSIVE LOSS
                                      YEARS ENDED DECEMBER 31, 2003 AND 2002
                        AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2003


                                                                                            Cumulative
                                                                                               From
                                                         2003                 2002           Inception
                                                  --------------       -------------      --------------
Revenues                                          $            -       $           -      $            -
Cost of revenues                                               -                   -                   -
                                                  --------------       -------------      --------------
Gross profit (loss)                                            -                   -                   -

Selling and marketing expenses                                 -       (       1,059)     (       66,819)
General and administrative                         (     332,952)      (     588,060)     (    2,000,493)
Gain (loss) on disposal of assets                        157,171       (     215,390)     (       57,219)
                                                  --------------       -------------      --------------
Operating loss                                          (175,781)      (     804,509)     (    2,124,531)

Realized loss on available for sale securities     (   1,951,951)                  -      (    1,951,951)

Interest expense                                   (     162,279)      (     206,988)     (      417,214)
                                                  --------------       -------------      --------------
Loss before income taxes                           (   2,290,011)      (   1,011,497)     (    4,493,696)

Provision for income taxes                                     -                   -                   -

Loss from continuing operations                    (   2,290,011)      (   1,011,497)     (    4,493,696)
                                                  --------------       -------------      --------------
Discontinued operations
     Income from discontinued IMI,
        including gain on disposal net
        of applicable income taxes of $0                       -             327,655      (       24,079)
     Loss from discontinued IDI, net
        of applicable income taxes of $0                       -       (     101,163)     (      151,325)

Net loss                                           (   2,290,011)      (     785,005)     (    4,669,100)

Unrealized loss on decline in value
     of available for sale equity securities                   -       (      39,039)     (    1,951,951)

Reclassification adjustment for realized
     losses included in net income                     1,951,951                   -           1,951,951
                                                  --------------       -------------      --------------
Comprehensive loss                               $(      338,060)    $(      824,044)   $(     4,669,100)
                                                  ==============       =============      ==============
Loss per share basic and diluted:
        Loss from continuing operations          $(         0.20)    $(         0.10)   $(          0.47)
        Income (loss) from discontinued
         operations                                            -      (          .02)    (           .02)
         Net loss                                $(         0.20)    $(         0.08)   $(          0.49)


               The accompanying notes are an integral part of the consolidated financial statements.


                                                INVVISION CAPITAL, INC.
                                                    AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 2003 AND 2002
                             AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2003


                                              INVV CAPITAL, INC. ADDITIONAL COMMON                         ACCUM OTHER
                               COMMON STOCK     COMMON STOCK      PAID IN   STOCK     NOTES   ACCUMULATED COMPREHENSIVE
                              SHARES       $    SHARES     $      CAPITAL  WARRANTS RECEIVABLE  DEFICIT       LOSS           TOTAL
                             ----------- ------- --------- ----- ----------- ------ ---------- ------------ ----------- ------------

Balance at 12/31/00         24,257,244  $24,257                 $ 2,905,175  $ -      $ -     $ (3,277,378)              $ (347,946)

Issuance of subscribed
    common stock shares         25,000       25                         (25)                                                      -

Common stock issued
    related party payable      165,000      165                     296,385                                                 296,550

Remaining OMNI debt
  assumed by stockholders
  as additional capital
  contributed                                                        65,455                                                  65,455

Cancelation of common stock (15,710,000)(15,710)                     15,710                                                       -

Reverse stock split 8:1      (7,645,088) (7,645)                      7,645                                                       -

Adjustment to give effect
  to reverse merger and
  equity accounts
  restatement                (1,092,156) (1,092) 1,092,156 1,092 (3,291,437)                     3,291,437                        -

Net loss                                                                                           (14,059)                 (14,059)
                             ----------- ------- --------- ----- ----------- ------ ---------- ------------ ----------- ------------
Balance at 4/20/01, as
 adjusted for reverse merger          -        - 1,092,156 1,092     (1,092)     -           -           -            -           -
                             ----------- ------- --------- ----- ----------- ------ ---------- ------------ ----------- ------------

Common stock for cash                               50,000    50     49,950                                                  50,000

Common stock for land                              400,000   400    399,600                                                 400,000

Common stock for land option                     3,000,000 3,000    240,000                                                 243,000

Common stock for notes                              29,925    30     29,895          (29,925)                                     -


                     The accompanying notes are an integral part of the consolidated financial statements.

                                                               F-5

                                                  INVVISION CAPITAL, INC.
                                                      AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             YEARS ENDED DECEMBER 31, 2003 AND 2002


                                              INVV CAPITAL, INC. ADDITIONAL COMMON                         ACCUM OTHER
                               COMMON STOCK     COMMON STOCK      PAID IN   STOCK     NOTES   ACCUMULATED COMPREHENSIVE
                              SHARES       $      SHARES     $      CAPITAL  WARRANTS RECEIVABLE  DEFICIT       LOSS           TOTAL
                             ----------- ------- --------- ----- ----------- ------ ---------- ------------ ----------- ------------
Common stock for services                         428,297    428    207,058                                                 207,486

Common stock issued
    for 7,566,924 shares of
    Starnet Financial, Inc.                     1,891,731  1,892  1,889,839                                               1,891,731

Common stock for cash                             118,650    119    118,531                                                 118,650

Common stock for services                          39,250     39     39,211                                                  39,250

Sell of common stock warrants                                               100,000                                         100,000

Common stock for cash                             126,577    126    126,451                                                 126,577

Common stock for cash                              57,212     57     57,155                                                  57,212

Common stock for services                          48,300     48     47,002                                                  47,050

Common stock for cash                              82,500     83     82,417                                                  82,500

Common stock for cash                               3,150      3      3,147                                                   3,150

Common stock issued
    for 240,880 shares of
    Starnet Financial, Inc.                       188,676    189     60,031                                                  60,220

Common stock issued to
    pay land related debt                         290,000    290     57,210                                                  57,500

Common stock for services                          25,000     25     24,975                                                  25,000

Unrealized loss on
     Available for sale securities                                                                          (1,912,912)  (1,912,912)

Net loss                                                                                        (1,594,084)              (1,594,084)
                             ----------- ------- --------- ----- ----------- ------ ---------- ------------ ----------- ------------
Balance at 12/31/01                   -       - 7,871,424  7,871  3,431,385 100,000   (29,925)  (1,594,084) (1,912,912)       2,330

                     The accompanying notes are an integral part of the consolidated financial statements.

                                                             F-6

                                                 INVVISION CAPITAL, INC.
                                                     AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           YEARS ENDED DECEMBER 31, 2003 AND 2002
                            AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2003


                                              INVV CAPITAL, INC. ADDITIONAL COMMON                         ACCUM OTHER
                               COMMON STOCK     COMMON STOCK      PAID IN   STOCK       NOTES   ACCUMULATED COMPREHENSIVE
                              SHARES       $      SHARES     $      CAPITAL  WARRANTS RECEIVABLE  DEFICIT       LOSS           TOTAL
                             ----------- ------- --------- ----- ----------- ------ ---------- ------------ ----------- ------------
Balance at 12/31/01                             7,871,424   7,871  3,431,380  100,000   (29,925) (1,594,084) (1,912,912)      2,330

Issuance of common stock
    for cash                                          520      1         524                                                    525

Issuance of common stock in
    exchange for debt to Rea
    Capital Corporation                         3,499,480   3,499    346,501                                                350,000

Issuance of common stock in
    exchange for services                         118,566     119      9,381                                                  9,500

Charge to expense uncollectible
    note receivable for stock                                                            29,925                              29,925

Unrealized loss on available for
    sale securities                                                                                              (39,039)   (39,039)

Net loss                                                                                                        (785,005)  (785,005)
                             ----------- ----- ---------  ------ ----------- -------- ---------- ------------ ----------- ----------
Balance at 12/31/02                   -      - 11,489,990 $11,490 $3,787,786 $100,000        $0  ($2,379,089)($1,951,951) ($431,764)

Cancellation of shares                         (3,049,950) (3,050)     3,050

Acquisition of RGA 2003's
  net assets (liabilities)                                        (1,047,275)                                            (1,047,275)

Reclassification of unrealized
  loss to realized loss                                                                          ( 1,951,951)  1,951,951         -

Net loss                                                                                            (338,060)              (338,060)
                             ----------- ----- ---------  ------ ----------- -------- ---------- ------------ ----------- ----------
Balance at 12/31/03                   -       - 8,440,040   8,440  2,743,561  100,000         -  ( 4,669,100)          - (1,817,099)


                         The accompanying notes are an integral part of the consolidated financial statements.




                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 2003 AND 2002
                        AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2003



                                                                                            Cumulative
                                                                                               From
                                                        2003                2002             Inception
                                                  --------------      --------------    ----------------
Cash flows from operating activities:

     Cash received from customers                 $            -      $      440,035    $      1,009,344
     Cash paid to employees                                    -       (      79,295)    (       449,351)
     Cash paid to suppliers                        (     108,857)      (     162,279)    (       963,041)
     Interest paid                                             -       (     205,988)    (       359,743)
                                                  --------------      --------------    ----------------
        Cash used in operating activities          (     108,857)      (       7,527)    (       762,791)
                                                  --------------      --------------    ----------------
Cash flows from investing activities:

     Cash from RGA 2003 acquisition                        2,100                   -               2,100
     Proceeds from sale of land                                -             184,610             184,610
     Advances made to others                                   -                   -     (        46,403)
     Advances made to RGA 2003                     (     206,275)                  -     (       206,275)
     Payment of real estate closing costs                      -                   -     (       170,530)
     Purchase of property and equipment            (       5,790)                  -     (        13,997)
                                                  --------------      --------------    ----------------
        Cash provided by (used in)
         investing activities                      (     209,965)            184,610     (       250,495)
                                                  --------------      --------------    ----------------
Cash flows from financing activities:

     Advances from stockholders                           79,675              99,395             179,070
     Proceeds from issuance of common stock                    -                 525             438,614
     Proceeds from option agreement                            -                   -             100,000
     Proceeds from line of credit                              -                   -           8,201,706
     Repayment of line of credit                                      (      312,639)    (     8,201,706)
     Proceeds from notes payable                         247,025              15,000             362,025
     Repayment of notes payable                                -      (        8,333)    (        58,333)
                                                  --------------      --------------    ----------------
        Cash provided by (used in)
         financing activities                            326,700      (      206,052)          1,021,376
                                                  --------------      --------------    ----------------
Net increase (decrease) in cash                            7,878      (       28,969)              8,090

Cash at beginning of period                                  212              29,181                   -
                                                  --------------      --------------    ----------------
Cash at end of period                             $        8,090      $          212    $          8,090
                                                  ==============      ==============    ================


               The accompanying notes are an integral part of the consolidated financial statements.


                                              INVVISION CAPITAL, INC.
                                                 AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 2003 AND 2002
                        AND PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH DECEMBER 31, 2003


                             Reconciliation of Net Loss to Net Cash Used in Operations
                             ---------------------------------------------------------

                                                                                             Cumulative
                                                                                                From
                                                        2003                 2002            Inception
                                                  --------------      --------------    ----------------
Net loss                                         $(    2,290,011)    $(      785,005)   $(     4,669,100)

Adjustment to reconcile net loss to
     net cash used in operations:

     Gain on bankruptcy settlement of land       $(      157,171)    $             -    $(       157,171)
     Depreciation                                          1,125               1,500               4,266
     Common stock issued for services                          -               9,500             328,286
     Uncollectible common stock
        subscription                                           -              29,925              29,925
     Gain on sale of subsidiary                                -       (     344,174)     (      344,174)
     Loss on sale of land                                      -             215,390             215,390
     Realized loss on available for sale securities                  1,951,951          -
1,951,951
     Decrease in accounts receivable                           -              43,449              43,449
     (Increase) decrease in mortgages
        held for sale                                          -             312,639                   -
     (Increase) decrease in prepaid expenses                   -               6,783                   -
     Increase (decrease) in accounts payable             220,992             523,488           1,235,382
     Increase (decrease) in accrued expenses             164,257       (      21,022)            599,005
                                                  --------------      --------------    ----------------
        Total adjustments                              2,181,154             777,478           3,906,309
                                                  --------------      --------------    ----------------
Net cash used in operations                      $(      108,857)    $(        7,527)   $(       762,791)
                                                  ==============      ==============    ================


                                        Supplemental Disclosure of Non Cash
                                        Investing and Financing Activities

Common stock issued in exchange for
     professional and investment
     advisory services                           $             -     $         9,500    $        328,286

Common stock and mortgages payable
     issued in exchange for real estate                        -                   -           3,281,500

Common stock issued in exchange
     for available for sale equity securities                  -                   -           1,951,951

Common stock issued in exchange for
     notes receivable                                          -                   -              29,925

Common stock issued in exchange for debt                       -             350,000             350,000

Acquisition of RGA 2003 net assets
     less cash acquired                               1,049,375                   -                   -


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

On December 30,2003, the Company acquired Restoration Group America 2003, Inc. (RGA 2003) and its wholly owned subsidiaries in a transaction accounted for as a combination of entities under common control. RGA 2003 through its subsidiaries provides fee-based services that address clients' risk management needs for their real estate assets through the Company's proprietary PropertySMART(sm) program. These services include procedures and costs associated with the risk of a possible loss such as loss control activities and purchasing traditional insurance products as well as services related to the consequences of a loss after it has occurred by adjusting claims, restoring property and minimizing business interruption costs. RGA 2003 provides these services through the following directly or indirectly wholly-owned subsidiaries: (i) RG Insurance Services, Inc., (ii) RG Risk Management, Inc., (iii) RG Restoration, Inc. and one non-operating subsidiary, Restoration Group America, Inc.

RG Insurance Services, Inc. (RGIS). RGIS was organized in September 2003 to operate as a general multi-lines insurance agency. It is licensed as a Texas Property & Casualty and Life & Health agency.

RG Risk Management, Inc. (RGRM). RGRM was organized in December 2003 and will provide claims management, third party inspection, adjusting and underwriting services.

RG Restoration, Inc. (RG). RG is a Texas corporation organized in December 2003. It performs restoration work on multi-family properties (primarily apartment buildings) which have suffered an insured loss such as a fire, flood or hail damage. These services consist of remediation and reconstruction services as a general contractor for customers located throughout the United States. On December 30, 2003, RG acquired certain assets and liabilities of The Restoration Group, Inc. (TRG), an S-Corporation for a cash payment of $10. The majority of the stockholders and directors of RGA 2003 and TRG were the same prior to

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


the acquisition. Accordingly, the transaction is accounted for as a combination of entities under common control and the assets and liabilities of TRG were not adjusted to fair value. Prior to the acquisition of TRG, RG had no operations.

Restoration Group America, Inc. (RGA) RGA (formerly known as The Residential Group, Inc.) is a Texas corporation organized in January 2002. RGA is a non-operating corporation established to hold the intellectual property rights to PropertySMART(sm) the development costs of which have been charged to expense by RGA prior to acquisition by the Company.

The results of operations of RGA 2003 and subsidiaries are only included from the date of acquisition, December 30, 2003.

Following are the unaudited pro forma results for the years ended December 31, 2003 and 2002 and the period from February 15, 2001 (inception) through December 31, 2003 as if the acquisition of RGA 2003 had occurred on January 1 of each period:

                                                          Februray 15, 2001
                                                             (inception)
                  Year ended           Year ended             through
              December 31, 2003    December 31, 2002      December 31, 2003
              -----------------    -----------------      -----------------

Revenues            7,779,811          4,922,574             23,358,451
Net loss           (2,796,463)        (1,940,552)            (5,098,287)
Loss per share        $ (.25)            $ (.20)                $ (.54)


These unaudited pro forma results have been prepared for comparative purposes only. The pro forma results do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect at the beginning of the preceding year, nor are they necessarily indicative of the results of operations that may be achieved in the future.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries Invvision Development, Inc., Invvision Mortgage, Inc., Invvision Funding, Inc., INVA#1, Inc. and INVA#2, Inc.,through December 31, 2002, and RGA 2003 and its subsidiaries listed above as of December 31, 2003. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

Basis of presentation and going concern uncertainty
---------------------------------------------------

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses since its inception and it has a net working capital deficit of approximately $4.7 million. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a business acquisition or expand operations. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Cash flows
----------

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. None of the Company's cash is restricted.

Revenue recognition - Mortgage Banking
--------------------------------------

Pursuant to Statement of Financial Accounting Standards No. 65, Mortgage Banking Activities, revenues from the origination and processing of residential mortgage loans were recognized as income at the time the related loans are sold (Note 3). Other fees, representing reimbursements for the costs of specific services, were recognized as income at the time the services have been performed.

All mortgage loans originated by the Company are held for sale and are reported at the lower of cost or market value. Direct loan origination costs are capitalized as part of the carrying value of the related loan.

Revenue recognition - Construction Contracts
--------------------------------------------

The majority of the Company's construction revenues are generated through the successful bidding and execution of construction contracts. The Company performs its work under fixed price as well as negotiated priced contracts. The length of the contracts vary, with ninety percent of the contracts being completed within twelve months of the start date. The Company recognizes revenues on contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process.

Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at December 31, 2003. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which revisions are determined.

The asset account 'Costs and estimated earnings in excess of billings on uncompleted contracts' represents revenues recognized in excess of amounts billed. The liability account 'Billings in excess of costs and estimated earnings on uncompleted contracts' represents billings in excess of revenues recognized. Balances at December 31, 2003 consist of the following:

Costs incurred on uncompleted contracts                 $       1,464,649
         Estimated earnings                                       475,901
                                                          ---------------
                                                                1,940,550
         Less: Billings to date                           (     2,000,172)
                                                          ---------------
                                                          (        59,622)
                                                          ---------------
         Included in accompanying balance
             sheet under the following captions:
             Costs and estimated earnings in excess
             of billings on uncompleted contracts                   2,515
             Billings in excess of costs and
             and estimated earnings on
             uncompleted contracts                        (        62,137)
                                                          ---------------
                                                        $(         59,622)

                                                          ===============

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Contracts receivable
--------------------

Contracts receivable from performing remediation and reconstruction services are based on fixed price and negotiated contracted prices. In accordance with terms of some contracts, a certain percentage of the total contract price is withheld pending customer acceptance at the completion of the contract. As such, these amounts have been classified as 'Retainages' under contracts receivable. The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

At December 31, 2003, contracts receivable were comprised of the following:

         Contract Receivables Billed:
             Completed Contracts                             $         402,693
             Contracts in Progress                                     289,663
             Retainage                                                 310,376
             Less:  Allowances for doubtful account           (        262,500)
                                                              ----------------
                                                             $         740,232

Property and equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method for financial reporting purposes at rates based on the following estimated useful lives of the assets:

                                                                     Years
                                                                     -----
                 Machinery and equipment                              5-7
                 Furniture and fixtures                               3-7
                 Leasehold improvements (Note 7)                     10-15

For the years ended December 31, 2003 and 2002 and the period February 15, 2001 (inception) through December 31, 2003, depreciation expense totaled $1,125, $1,500 and $4,266, respectively.

Advertising costs
-----------------

The Company's advertising costs, which consist of the development and printing of promotional packages and the development of marketing content to be used on the Company's web site, are charged to expense when incurred. For the year ended December 31, 2003 and 2002 and the period February 15, 2001 (inception) through December 31, 2003, advertising expense totaled $0, $2,595 and $48,542, respectively.

Loss per share
--------------

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the year ended December 31, 2003, 2002 and the period February 15, 2001 (inception) through December 31, 2003, basic and diluted loss per share amounts are computed using 11,179,024, 9,795,014 and 9,441,579 weighted average number of common stock shares outstanding, respectively, after retroactively adjusting these shares for the reverse stock split and the reverse merger acquisition. No effect has been given to the assumed exercise of outstanding stock options (Note 9) or the shares to be issued related to the RGA acquisition (Note 8) because the effect would be antidilutive.

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

Stock based incentive program
-----------------------------

SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the intrinsic value method of accounting prescribed by APB Opinion No. 25. As such, the Company is required to disclose pro forma net income and loss per share amounts as if the fair value method of accounting has been applied (Note 9).

2.   CAPITAL STRUCTURE DISCLOSURES

In April 2001, prior to the Company's reverse merger transaction with ICI, the Company issued 165,000 common stock shares to Automated Business Companies, Inc.
(ABC) (Note 7) in exchange for $296,550 of liabilities owed to ABC. In addition, the Company canceled 15,710,000 common stock shares originally issued to controlling stockholders and the Board of Directors voted to effect an 8 to 1 reverse stock split. Finally, the controlling stockholders assumed $65,455 of net liabilities as additional contributed capital to the Corporation.

On November 26, 2003, a majority of the Company's shareholders approved amendments to our articles of incorporation to, among other actions, increase the Company's authorized capital from 50,000,000 shares of common stock and 15,000,000 shares of preferred stock to 300,000,000 shares of common stock and 35,000,000 shares of preferred stock, respectively. There was no change in the par value of these shares. These amendments became effective on March 31, 2004. As of December 31, 2003, no preferred shares have been issued and no rights or preferences have been determined with respect to these shares.

During the period February 15, 2001 (inception) through December 31, 2001, the Company issued 540,847 common stock shares for professional and investment advisory services. These services were recorded at their fair values totaling $318,786 based upon closing bid prices of the Company's common stock.

During the year ended December 31, 2002, the Company issued 118,566 common stock shares for consulting services. These services were recorded at their fair values totaling $9,500 based upon closing bid prices of the Company's common stock. The Company also issued 3,499,480 common shares in exchange for shareholder debt. This debt was recorded at its fair value totaling $350,000 based upon closing bid prices of the Company's common stock.



3.   DISCONTINUED OPERATIONS

Invvision Mortgage, Inc. (IMI)
------------------------------

On June 28, 2002, the Company sold its wholly owned subsidiary, IMI, to an officer of IMI for a $25,000 note receivable. In consideration for these assets the officer assumed all of IMI's liabilities. The Company recognized a net gain on the disposition of IMI of $344,174, which is included in the accompanying consolidated financial statements as a part of discontinued operations.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Invvision Development, Inc. (IDI)
--------------------------------

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

Additionally, in March 2001, the Company acquired an assignment in a contract to purchase 19.64 acres of unimproved real estate in northwest Dallas County from Restlawn Group, Ltd. (RGL) (Note 7) and issued 3,000,000 common stock shares in exchange. This acquisition did not qualify as a business combination and furthermore meets the requirements of S.E.C. Staff Accounting Bulletin No. 48, Topic 5-G, Transfers of Nonmonetary Assets by Promoters and Shareholders. Accordingly, the cost of this assignment has been recorded at the $264,500 historical cost basis of RGL. RGL paid $64,500 in cash for the assignment from an unrelated corporation and agreed to pay $200,000 at the closing of the purchase of the property. In October 2001, the Company purchased the real estate pursuant to the contract through the issuance of 254,000 common stock shares to RGL and through the issuance of a first, second and third mortgage payable totaling $1,580,000, $200,000 and $801,000, respectively (Note 6). The Company also incurred $161,530 of additional closing related costs, which were also been capitalized as part of the cost of this real estate.

On December 3, 2002, INVA #1, the wholly owned nominee subsidiary of the Company, that owned the property, filed involuntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. This action was taken to forestall foreclosure by the first lien holder and obtain additional time to sell the mortgage property On September 26, 2003, INVA #1entered into a Compromise and Settlement Agreement whereby the Company's investment in its unimproved real estate was transferred to another corporation in exchange for its payment of various liabilities related to the unimproved real estate, including the first, second and third mortgages payable. The excess of the liabilities paid over the carrying value of the real estate has been recorded as a gain in the accompanying consolidated statement of operations.

5.   INVESTMENT IN AVAILABLE FOR SALE SECURITIES

On April 24, 2001, the Company issued 1,891,731 common stock shares in exchange for 7,566,924 common stock shares of Starnet Financial, Inc. (SFI), a public company which is traded under the symbol SNFN. On September 10, 2001, the Company acquired an additional 240,880 SFI common stock shares in exchange for 188,676 of its common stock shares. The Company's cost of its investment, which is classified as available for sale and represents a 4.7% interest in the outstanding common stock of SFI, totaled $1,951,951 or $.27 per SFI share. At December 31, 2002, the fair value of its investment totaled $0. Accordingly, the unrealized depreciation in value of this investment totaling $1,951,951 is reflected in the accompanying consolidated financial statements as a component of comprehensive loss. During the year ended December 31, 2003, management determined that the decline in value was other than temporary. Accordingly, this amount was reclassified as a realized loss in the accompanying statement of operations.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   MORTGAGES AND NOTES PAYABLE

On October 22, 2001, in connection with the Company's purchase of a 19.64 acre parcel of unimproved real estate, the Company issued a first, second and third mortgage payable in the principal amounts of $1,580,000, $200,000 and $801,000, respectively. Each note payable accrued interest at 8.0% per annum and matured on April 30, 2003 with principal and accrued interest due and payable on this date. Each mortgage was secured by the purchased real estate and subordinated to each other as prioritized above. The mortgages were settled in connection with the bankruptcy settlement (Note 4). At December 31, 2002, accrued interest payable on each of the above notes totaled $39,598.

In connection with the Company's mortgage banking activities, the Company had a $10,000,000 warehouse line of credit with a financial institution. The line of credit matured annually on February 28th, bore interest at 11.5% and was secured by all of the Company's non real estate assets. On January 7, 2002, the line of credit was repaid when its mortgages held for sale were sold to a permanent investor.

In May 2001, the Company borrowed $100,000 from an individual. On November 15, 2001, $50,000 was repaid and a note was executed for the remaining $50,000 balance. The note bears interest at 8.0 %, is unsecured and matured on May 15, 2003 when all principal and accrued interest was due.

In December 2002, the Company borrowed $15,000 from a holding company. This loan bore interest at 18% and matured on December 3, 2003.

In connection with the Company's acquisition of RGA 2003 (note 1), the Company assumed various notes payable related to RGA 2003's operations. These notes, include a revolving line of credit with Town North Bank due in May 2004 (Note
15), bear interest at rates ranging from 7.9% to 10% and are unsecured, except for the revolving line of credit which is secured by accounts receivable and property and equipment and is also guaranteed by certain stockholders. All of the Company's notes payable are due in 2004.

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

Restlawn Group, Ltd. (RGL)
--------------------------

In connection with the Company's 19.64-acre real estate acquisition (Note 4), the Company acquired an assignment of contract to purchase the property from RGL. RGL is majority owned and controlled by Rea Capital Corp. (RCC), which is a major stockholder of the Company. RGL's cost of the assignment from an unrelated corporation totaled $264,000 payable $64,500 in cash and the $200,000 balance payable upon the closing of the purchase of the property. The Company issued 3,000,000 common stock shares to RGL in exchange for the assignment and, upon the purchase of the property, issued another 254,000 common stock shares to RGL and an $801,000 mortgage payable subordinated to a first and second mortgage (Note 6).

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Rea Capital Corp. (RCC)
-----------------------

On February 15, 2001, the Company entered into a consulting agreement with RCC, which is a major stockholder of the Company, to provide business, management and financial consulting services to the Company in exchange for a monthly consulting fee of $20,000 and the reimbursement of service related expenses. RCC is wholly owned by Rea Brothers, Limited, an Ontario, Canada corporation, which is wholly owned by a family member of an officer and two directors of the Company. The term of the agreement is for one year and can be terminated within 30 days by either party or renewed for additional one-year terms by the mutual consent of both parties. On February 15, 2002, the consulting agreement with RCC was renewed for an additional four-month term expiring June 15, 2002. For the years ended December 31, 2003 and 2002 and the period February 15, 2001 (inception) through December 31, 2003, consulting fees incurred under this agreement totaled $55,000, $140,000, $430,000, respectively. On June 19, 2002,
3,499,480 shares of common stock were issued in exchange for $350,000 of these liabilities. At December 31, 2003 and 2002, $76,143 and $21,143, respectively of liabilities remain unpaid to RCC.

The Company also has receivables from stockholders and/or companies that the stockholders own a controlling interest in the amount of $9,703 at December 31, 2003. These receivables are non-interest bearing, non-collateralized and are due on demand.

8.   COMMITMENTS AND CONTINGENCIES

Lease obligations
-----------------

The Company, through its subsidiary, RGA, leases its corporate headquarters under a short-term lease that expired in December 2003 that is being continued on a month-to-month basis for the foreseeable future at a monthly rental rate of $12,971. Rental expense pursuant to short term and month-to-month operating leases during the year ended December 31, 2003 were borne by TRG. Rental expense during the year ended December 31, 2002 and for the period February 15, 2001(inception) through December 31, 2003 was approximately $18,235 and $51,145, respectively.

The Company has capitalized leasehold improvements for costs incurred related to their corporate headquarters based on management's plans that a long-term lease agreement will be arranged. In the event that such an agreement is not reached, the undepreciated value of the leasehold improvements would be charged to earnings. The undepreciated value of the leasehold improvements at December 31, 2003 is $127,185


Litigation
----------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's combined financial position, operating results or cash flows.

Employment agreements
---------------------

The Company, through its subsidiary RGA, is obligated under various employment agreements with members of executive management that provide for annual compensation of $636,000 and transportation allowances of $48,000 along with other general employee benefits. The agreements provided for employment at will and do not obligate the Company when employment is terminated.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Acquisition of RGA 2003
-----------------------

According to the terms of the Agreement and Plan of Reorganization (Acquisition Agreement) by and Among the Company, Invvision MC, Inc. and Restoration Group America 2003, Inc., the Company will issue 60,000,000 of its common stock upon the approval of the Company's Amended and Restated Articles of Incorporation. Upon satisfaction of other conditions, up to an additional 40,000,000 shares will also be issued (Note 1).

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

SFAS 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share for compensatory stock option and warrants issued by the Company in accordance with the fair value method prescribed in this pronouncement. At December 31, 2003, there were no other options or warrants outstanding for which compensation expense should have been recorded. Accordingly, no pro forma or other related information is required to be disclosed.

10.  INCOME TAXES

The Company accounts for corporate income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition to the noncurrent deferred tax asset relating to the Company's net operating losses, which totals approximately $2,717,000 and which has been fully offset by a valuation reserve, the Company also has a deferred tax asset relating to the realized loss of its investment in available for sale securities of approximately $1,952,000, which also has been fully offset by a valuation reserve. There are no other significant deferred tax assets or liabilities.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the period February 15, 2001 (inception) through December 31, 2003 is as follows.

                                    Year Ended    Year Ended     Cumulative
                                     12/31/03      12/31/02     from Incepion
                                    ----------    ----------    -------------
Tax expense (benefit) computed
     at statutory rate             $(  778,000)  $( 267,000)    $( 1,587,000)
Increase in valuation allowance        778,000      267,000        1,587,000
                                    ----------    ----------    -------------
                                   $        -    $        -     $         -

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2003, the Company has approximately $2,717,000 of regular net operating losses to offset future federal income tax, which expire through the year 2013. Prior to the Company's merger transaction with OMNI, the Company had prior net operating loss carry forwards of approximately $ 3.3 million. The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an "ownership change" as defined by the Internal Revenue Code, the Company's ability to utilize the federal and California net operating losses could be reduced. With respect to the merger transaction with ICI (Note 1), the Company has not made this determination and it is not certain whether any of these prior carry forwards will be utilized.

11.  FINANCIAL INSTRUMENTS

The Company's financial instruments consist of its cash, contracts receivable and its various notes payable, none of which are held for trading purposes.

Cash
----

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and it believes it is not exposed to any significant credit risks affecting cash. None of the Company's cash is restricted.

Contracts receivable
--------------------

The Company grants credit, without collateral, to its customers located throughout the United States. With the exception for amounts reserved for doubtful collectibility, management believes it is not exposed to any significant credit risks affecting contracts receivable and these accounts are fairly stated at estimated net realizable amounts.

Notes payable
-------------

Management believes the carrying value of these notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

13.  SEGMENT INFORMATION

Prior to its acquisition of RGA 2003 (Note 1), the Company's operating segments consisted of its mortgage banking activities (Notes 1 and 3), its real estate development activities (Notes 1 and 4), both of which are reported as discontinued operations, and its general corporate capital funding activities, each of which were conducted through separate subsidiary corporations. The general corporate capital funding activities consisted of those activities related to raising additional equity capital and/or debt financing needed to provide for the continued development and operation of its mortgage banking activities and its real estate development activities. As of August 29, 2002, there were no longer any operating segments, therefore separate segment information is not presented. Subsequent to the acquisition of RGA 2003, the Company and its subsidiaries will operate in one line of business, risk management for real estate property owners.

                             INVVISION CAPITAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  FOURTH QUARTER ADJUSTMENT

During the fourth quarter of 2003, the Company settled a disputed liability related to its reverse merger acquisition of OMNI (Note 1). In this regard, the Company charged operations and recorded a liability in the amount of $238,000. This adjustment was inadvertently omitted in the unaudited pro forma consolidated statements contained in the Form 8-K/A filed by the Company on April 12, 2004.

15.  SUBSEQUENT EVENTS

On February 28, 2004, the Company signed a Renewal, Extension and Modification Agreement (Amendment) which amended the Company's credit agreement with Town North Bank (Note 6). The terms of the Amendment extended the maturity date from February 28, 2004 to May 28, 2004, decreased the maximum borrowing amount from $400,000 to $335,000 and increased the interest rate from 7.9% to the lesser of the Prime Rate as defined in the Amendment plus three percent or the highest rate permitted by law. In connection with the Amendment, a mandatory principal payment of $50,000 was made by the Company.

During the first quarter of 2004, the Company raised equity capital of approximately $750,000 which was used primarily for current working capital purposes.