Form 10QSB
period 2004-03-31
INVVISION CAPITAL INC
filed 2004-05-24
CIK 1088401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                            Commission File #0-80429

                             INVVISION CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   75-2823489
                      (IRS Employer Identification Number)

              2100 Valley View Lane, Suite 100, Dallas, Texas 75234
               (Address of principal executive offices)(Zip Code)

                                 (972) 919-4774
                   (Registrant's telephone no., including area
                                      code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

The number of shares outstanding of the Company's common stock outstanding on March 31, 2004: 30,881,787

                             INVVISION CAPITAL, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION.................................................1

Item 1. Consolidated Financial Statements......................................2

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........................19

Item 3. Evaluation of Disclosure Controls and Procedures......................27

PART II - OTHER INFORMATION...................................................27

Item 1.  Legal Proceedings....................................................27

Item 2. Changes in Securities.................................................28

Item 3. Defaults Upon Senior Securities.......................................29

Item 4. Submission of matters to a Vote of Securities Holders.................29

Item 5. Other Information.....................................................29

Item 6. Exhibits and Reports on Form 8-K......................................29

SIGNATURES....................................................................30

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


Filed herewith are the following unaudited financial statements:

Consolidated Balance Sheet at March 31, 2004

Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

Consolidated Statement of Changes in Stockholders' Deficiency for the three months ended March 31, 2004

Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

Notes to Consolidated Financial Statements

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS
                                                         March 31,
                                                           2004
                                                        ----------
Current assets:
Cash and cash equivalents                               $  129,781
Contracts receivable, net of allowance for doubtful
accounts of $5,870                                         726,240
Cost and estimated earnings in excess of
billings on uncompleted contracts                            5,336
Other receivables                                           33,451
Other current assets                                         6,329
                                                        ----------
TOTAL CURRENT ASSETS                                       901,137

PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION OF $51,525                        251,781

OTHER ASSETS:
Investment in limited partnership                           36,402
                                                        ----------

TOTAL ASSETS                                            $1,189,320
                                                        ==========





The accompanying notes are an integral part of the consolidated financial statements.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY



LIABILITIES
                                                         MARCH 31,
                                                           2004
                                                        -----------
Current liabilities:
Accounts payable, trade                                 $ 1,064,902
Accrued expenses                                             21,310
Withholding taxes payable                                   203,759
Billings in excess of costs and estimated
earnings on uncompleted contracts                           287,755
Policy obligations                                           32,932
Bank line of credit                                         335,000
Notes payable - related party                               255,289
Notes payable                                                75,000
                                                        -----------
TOTAL CURRENT LIABILITIES                                 2,275,947

COMMITMENTS AND CONTINGENCIES                                    --

STOCKHOLDERS' DEFICIENCY

Stockholders' deficiency:
Preferred stock, $.001 par value, 35,000,000 shares
authorized, none issued and outstanding                          --
Common stock, $.001 par value, 300,000,000 shares
authorized, 30,881,787 issued and outstanding                30,883
Additional paid in capital                                4,087,098
Common stock warrants                                       100,000
Accumulated deficit                                      (5,304,608)
                                                        -----------
TOTAL STOCKHOLDERS' DEFICIENCY                           (1,086,627)
                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $ 1,189,320
                                                        ===========

                                      check balance             -

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   THREE MONTHS ENDED
                                                        March 31,
                                                  2004             2003
                                             ------------------------------

Revenues                                     $    496,602      $         --
COST OF REVENUES                                  444,195                --
                                             ------------------------------
GROSS PROFIT                                       52,407                --

OPERATING EXPENSES:
Selling, general and administrative               286,373               150
Compensation, payroll taxes and benefits          205,862                --
Consulting and contract labor                      45,082                --
Professional                                      154,826                --
Rent                                               38,913                --
Depreciation                                        9,935               375
                                             ------------------------------
TOTAL OPERATING EXPENSES                          740,991               525
                                             ------------------------------


LOSS FROM OPERATIONS                             (688,584)             (525)

OTHER INCOME (EXPENSE):
Other income, net                                  65,929                --
Interest expense                                  (12,853)          (53,128)
                                             ------------------------------
TOTAL OTHER INCOME (EXPENSE)                       53,076           (53,128)
                                             ------------------------------

NET LOSS                                     $   (635,508)     $    (53,653)
                                             ==============================

NET LOSS PER SHARE - BASIC AND DILUTED       $      (0.03)     $         --
                                             ==============================


The accompanying notes are an integral part of the consolidated financial statements.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                                     ----------------------------------------------------------------------
                                                                                                     Additional  Common
                                                      Preferred Stock         Common Stock            Paid-In     Stock
                                                     --------------------------------------------
                                                     Shares      Amount       Shares       Amount     Capital    Warrants
                                                     ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                               -     $   -       8,440,040    $ 8,440   $ 2,743,561  $ 100,000

Stock issued for professional services                     -         -         679,530        680        33,297          -
Stock issued for directors fees                            -         -         200,000        200         9,800          -
Proceeds from sale of common stock                         -         -       9,707,716      9,708       474,867          -
Stock issued for note receivable                           -         -         260,000        260        12,740          -
Stock issued for conversion of notes payable               -         -       6,655,846      6,656       372,414          -
Stock issued for conversion of accounts payable            -         -       4,423,968      4,424       395,032          -
Stock issued but held by transfer agent for instruction    -         -          10,002         10           490          -
Stock issued for investment in limited partnership         -         -         414,685        415        35,987          -
Stock issued for property and equipment                    -         -          90,000         90         8,910          -
     Net loss, three months ended March 31, 2004           -         -               -          -             -          -
                                                     ----------------------------------------------------------------------
BALANCE AT MARCH 31, 2004                                  -     $   -      30,881,787   $ 30,883   $ 4,087,098  $ 100,000
                                                     ======================================================================


                                                       ----------------------------
                                                                        Total
                                                        Accumulated  Stockholders'
                                                          Deficit     Deficiency
                                                       ----------------------------
BALANCE AT DECEMBER 31, 2003                           $ (4,669,100)$ (1,817,099)

Stock issued for professional services                            -      33,977
Stock issued for directors fees                                   -      10,000
Proceeds from sale of common stock                                -     484,575
Stock issued for note receivable                                  -      13,000
Stock issued for conversion of notes payable                      -     379,070
Stock issued for conversion of accounts payable                   -     399,456
Stock issued but held by transfer agent for instruction           -         500
Stock issued for investment in limited partnership                -      36,402
Stock issued for property and equipment                           -       9,000
     Net loss, three months ended March 31, 2004           (635,508)   (635,508)
                                                       ----------------------------
BALANCE AT MARCH 31, 2004                              $ (5,304,608)$ (1,086,627)
                                                       ============================

The accompanying notes are an integral part of the consolidated financial statements.

                      INVVISION CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    2004           2003
                                                                                ------------   ------------
Operating Activities:
Net loss                                                                        $   (635,508)  $    (53,653)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                        9,935            375
   Stock issued for professional services                                             33,977             --
   Stock issued for directors fees                                                    10,000             --
   Changes in operating assets and liabilities:
      Decrease in contracts receivable                                                13,992             --
      Increase in costs in excess of contract obligations, net                       222,797             --
      Decrease in prepaid expenses                                                    25,758             --
      Increase in other receivables                                                  (14,508)            --
      Increase in other current assets                                                (6,329)            --
      Increase (decrease) in accounts payable - trade                                129,017           (562)
      (Decrease) increase in accrued expenses                                        (63,402)        53,128
      Increase in withholding taxes payable                                           49,723             --
      Increase in policy obligations                                                  32,932             --
                                                                                ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                               (191,616)          (712)

INVESTING ACTIVITIES:

Purchases of property and equipment                                                  (22,413)            --
                                                                                ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                                (22,413)            --

FINANCING ACTIVITIES:

Repayments of notes payable - related party                                         (107,858)            --
Repayments of bank line of credit                                                    (65,000)            --
Proceeds from sale of common stock                                                   484,575             --
Proceeds from issuance of notes payable                                               14,301             --
Advances from stockholders                                                             9,702            500
                                                                                ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            335,720            500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 121,691           (212)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       8,090            212
                                                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    129,781   $         --
                                                                                ============   ============

CASH PAID DURING THE YEAR FOR INTEREST                                          $      8,565   $         --
                                                                                ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

Stock issued in exchange for note receivable                                    $     13,000   $         --
Stock issued for conversion of notes payable                                         379,070             --
Stock issued for conversion of accounts payable                                      399,456             --
Stock issued and held by transfer agent for instruction                                  500             --
Stock issued for investment in limited partnership                                    36,402             --
Stock issued for purchase of property and equipment                                    9,000             --


The accompanying notes are an integral part of the consolidated financial statements.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


1. HISTORY AND NATURE OF BUSINESS

Invvision Capital, Inc. ("Invvision" or "we") is a publicly traded company that provides a broad array of fee-based services that address clients' risk management needs for their real estate assets. We do this by dealing with all procedures and costs associated with the risk of a possible loss such as loss control activities and purchasing traditional insurance products. We also deal with the consequences of a loss after it has occurred by adjusting claims, restoring property and minimizing business interruption costs.

We were f/k/a Omni Park Pass, Inc. ("Omni") and were incorporated in the State of Nevada on May 27, 1998. On April 20, 2001, Omni merged with Invvision Capital, Inc., a Texas corporation in a transaction accounted for as a reverse merger and on April 23, 2001, Omni changed its name to Invvision Capital, Inc.

Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc., a Texas corporation ("RGA 2003") and its wholly-owned subsidiaries in a transaction that was accounted for as a combination of entities under common control. The wholly-owned subsidiaries of RGA 2003 that were acquired included: (i) RG Insurance Services, Inc., a Texas corporation ("RGIS") which is a general insurance agency, (ii) RG Risk Management, Inc., a Texas corporation ("RGRM") which is engaged in the business of providing claims management services, (iii) RG Restoration, Inc., a Texas corporation ("RG") which is engaged in the business of performing commercial property restoration services and (iv) Restoration Group America, Inc., a Texas corporation ("RGA") which holds the intellectual property rights to the proprietary PropertySMARTsm program. The entities sometimes referred to herein as RGIS, RGRM, RG and RGA are now indirect wholly-owned subsidiaries of Invvision.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

According to the terms of the Acquisition Agreement between Invvision and RGA 2003, in April 2004, we issued 80,000,000 shares of our common stock to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. - See Stockholders' Deficiency - Note 8 and Subsequent Events Note - 11.

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003 as discussed above, we are an operating entity and no longer in the development stage effective as of January 1, 2004.

2. GOING CONCERN

The accompanying consolidated financial statements of Invvision have been prepared assuming that we will continue as a going concern. However, we have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders' deficiency at March 31, 2004. We had net losses of $635,508 for the three months ended March 31, 2004 and $53,653 for the three months ended March 31, 2003. At March 31, 2004, current liabilities exceeded current assets by $1,374,809, stockholders' deficiency was $1,086,627 and we had an accumulated deficit of $5,304,608.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


The ability of Invvision to continue as a going concern is dependent on the successful implementation of the business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The time required for Invvision to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of Invvision, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of Invvision common stock.

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of Invvision to continue as a going concern.

We expect revenues will increase throughout the remainder of 2004 as a result of the acquisition of RGA 2003 on December 30, 2003 as noted above. Additionally, we have been successful in obtaining funding from the private sale of common stock in 2004 as discussed in Stockholders' Deficiency - Note 8 and Subsequent Events - Note 11. As a result, we believe we may have sufficient resources to cover working capital requirements for the next twelve months. However, there is no guarantee that we will be successful in obtaining the required funding required to successfully implement the business plan.


3. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We have prepared the accompanying interim financial statements for the three months ended March 31, 2004 and 2003, included herein without audit, pursuant to the rules and regulations of interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of our management, the accompanying unaudited interim financial statements include all adjustments necessary for their fair presentation in conformity with U.S. GAAP.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the general accounts of Invvision and RGA 2003 and its subsidiaries listed previously as of March 31, 2004 and all significant intercompany transactions, accounts and balances have been eliminated.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


USE OF ESTIMATES

When preparing financial statements in conformity with U.S. GAAP, management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, non-cash issuances of common stock and revenue recognition on remediation and reconstruction contracts.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. There were no cash equivalents at March 31, 2004.

CONTRACTS RECEIVABLE

Contracts receivable result from the performance of remediation and reconstruction services based on both fixed price and negotiated contract prices. In accordance with terms of some contracts, a certain percentage of the total contract price is withheld pending customer acceptance at the completion of the contract. Accordingly, these amounts have been classified as "retainage" as a component of contracts receivable. We estimate the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Management reviews the customer accounts on a routine basis to determine if an account should be charged off.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated over its estimated useful life, which range, from three to seven years, using the straight-line method.

Leasehold improvements represent costs we have capitalized at the corporate headquarters that are under a short-term lease and based upon management's plan that a long-term lease agreement will be arranged (see Commitments and Contingencies - Note 9). We depreciate leasehold improvement costs over the estimated life, which range from ten to fifteen years, using the straight-line method.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards, ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. Based on an impairment analysis of property and equipment, no impairment charge has been recorded for the three months ended March 31, 2004.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


STOCK-BASED COMPENSATION

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

We account for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, we record an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. At March 31, 2004, we had 2,000,000 common stock warrants and no stock options outstanding - See Stockholders' Deficiency - Note 8.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying value of contracts receivable, other receivables, and all current liabilities approximates fair value because of the short maturity of those instruments. The carrying value of the notes payable and related accrued interest approximates fair value since the note interest approximates market rates. The estimated fair value of other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of current assets and short term indebtedness, management believes that the fair value of obligations approximates carrying value at March 31, 2004.

REVENUE RECOGNITION - CONSTRUCTION

The majority of revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. We perform work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. We recognize revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at March 31, 2004. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined.

REVENUE RECOGNITION - INSURANCE

Insurance premiums collected are primarily for terms of one-year. We recognize commission revenue over the course of the year as the commissions are earned and defer revenue recognition on commissions not yet earned. The liability account Policy Obligations in the accompanying Consolidated Balance Sheet includes those amounts that would have to be paid to the insurance carrier if an insurance policy was cancelled.

CONCENTRATION OF RISK

The financial instruments that are potentially exposed to credit risk consist primarily of cash, contracts receivable, and other receivables, for which the carrying amounts approximate fair value. At certain times during the three months ended March 31, 2004, demand deposits held in banks exceeded the federally insured limit of $100,000.

INCOME TAXES

Income taxes are accounted for under the asset and liability method of SFAS No. 109 (SFAS 109), Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET LOSS PER SHARE

Basic net loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. At March 31, 2004, there were no common stock equivalents outstanding that were dilutive.

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                            2004              2003
                                       ------------      ------------
Net loss, as reported                  $    635,508      $     53,653
                                       ============      ============
Weighted average number of common
  shares outstanding (denominator)       25,388,272        11,489,990
                                       ------------      ------------
Net loss per share                     ($       .03)     ($       .00)
                                       ============      ============

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


RECLASSIFICATIONS

Certain amounts in the three months ended March 31, 2003 financial statements have been reclassified to conform to the 2004 presentation.

4. CONTRACTS RECEIVABLE AND CONSTRUCTION CONTRACTS

Contracts receivable were comprised of the following at March 31, 2004:

Contract receivables billed:
----------------------------
Completed contracts                          $    89,991
Contracts in progress                            405,661
Retainage                                        236,458
Less: Allowance for doubtful accounts           (  5,870)
                                            ------------
                                             $   726,240
                                             ===========

The asset ( account, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability account "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Balances at March 31, 2004 were comprised of the following:

Costs incurred on uncompleted contracts      $ 2,124,062
Estimated earnings                               316,454
                                             -----------
                                               2,440,516
Less: Billings to date                        (2,722,935)
                                             -----------
                                             $  (282,419)
                                             ===========

Balance Sheet presentation:
---------------------------
Costs and estimated earnings in excess
of billings on uncompleted contracts         $     5,336
Billings in excess of costs and estimated
earnings on uncompleted contracts               (287,755)
                                             -----------
                                             $  (282,419)
                                             ===========


5. PROPERTY AND EQUIPMENT

Property and equipment were as follows at March 31, 2004:

Leasehold improvements                       $   156,957
Machinery and equipment                          105,398
Furniture and fixtures                            40,951
Accumulated depreciation                         (51,525)
                                             -----------
                                             $   251,781
                                             ===========

Depreciation expense for the three months ended March 31, 2004 and March 31, 2003 was $9,935 and $375, respectively.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


6. INVESTMENT IN LIMITED PARTNERSHIP

We hold a limited partnership interest for the development of real estate in Dallas, Texas. As such, we are not liable for the general obligations of the partnership and are at risk for the amount of the contribution we made representing the limited partnership ownership position. At March 31, 2004, the ownership position is our cost represented by $36,402 of common stock issued for architectural services related to the real estate development.


7. SHORT-TERM DEBT

Short-term debt at March 31, 2004 consisted of the following:

Bank Line of Credit

$335,000 bank line of credit, dated February 28, 2004, bearing interest at Prime Rate plus three percent, monthly interest only with principal due at maturity on May 28, 2004. $ 335,000 =============

On March 5, 2003, RG entered into a revolving line of credit facility with a bank in the amount of $400,000 and the entire capacity of the facility had been drawn down and was outstanding at December 31, 2003. On February 2, 2004, we made a principal payment in the amount of $15,000 reducing the outstanding balance to $385,000. On February 28, 2004, RG signed a Renewal, Extension and Modification Agreement (Amendment) which amended the credit agreement with Town North Bank. The terms of the Amendment extended the maturity date from February 28, 2004 to May 28, 2004, decreased the maximum borrowing amount from $400,000 to $335,000, changed the agreement to a non-revolving facility and increased the interest rate from the existing 7.9% to the lesser of the Prime Rate as defined in the Amendment plus three percent or the highest lawful interest rate. In connection with the Amendment, a mandatory principal payment of $50,000 was made by RG. The Line of Credit facility is guaranteed jointly and severally by RG and three of the founders of RGA and is secured by the receivables of RG (See Subsequent Events Note 11).

Notes payable- Related Party

$50,000 unsecured promissory note dated January 2003,
bearing interest at 10% per annum and due on demand.          $        91

$75,000 unsecured promissory note, dated October 2003,
bearing interest at 10% per annum and due on demand.               30,485

$15,000 unsecured promissory note dated October 2003,
bearing interest at 9.2% with monthly payments of $432.32          13,387
and due March 2007.

$211,326 unsecured promissory note, dated December 2003,
bearing no interest and due on demand.                            211,326
                                                              -----------
                                                              $   255,289
                                                              ===========


In January 2003, we executed a $50,000 unsecured promissory note, of which $91 is outstanding at March 31, 2004. The promissory note is with a founder of RGA and the interest rate is 10% per annum and is due on demand. (See Related Party Transactions - Note 10).

In October 2003, we executed a $75,000 unsecured promissory note, of which $30,485 is outstanding at March 31, 2004. The promissory note is with an officer of Invvision, interest of 10% per annum and is due on demand. (See Related Party Transactions - Note 10).

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


In October 2003, we executed a $15,000 unsecured promissory note, of which $13,387 is outstanding at March 31, 2004. The promissory note is with an officer of Invvision. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Related Party Transactions Note 10).

Through December 2003, we had received $197,025 of proceeds in the form of a loan from Rea Capital Corporation ("RCC"), a major stockholder of Invvision and which is wholly owned by Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of Invvision. For the three months ended March 31, 2004, an additional $14,301 of proceeds was received by Invvision resulting in a balance of $211,326 at March 31, 2004. We intend to retire the unsecured loan with the issuance of common stock before June 30, 2004. (See Related Party Transactions Note 10).

Notes payable

$75,000 unsecured promissory note dated September 2004,
bearing no interest and due on demand.                        $    75,000
                                                              ===========

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying financial statements. We are accruing interest at the rate of 10% per annum with the intent to repay the obligation when funds are available.

8. STOCKHOLDERS' DEFICIENCY

CAPITAL STRUCTURE

We are authorized to issue up to 300,000,000 shares of common stock, $.001 par value per share, of which 30,881,787 were issued and outstanding at March 31, 2004 (See Subsequent Events Note 11). We are also authorized to issue up to 35,000,000 shares of preferred stock, $.001 par value per share, of which none were issued and outstanding at March 31, 2004.

According to the terms of the Acquisition Agreement between Invvision and RGA 2003, in April 2004, we issued 80,000,000 shares of our common stock to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. (See History and Nature of Business Note 1 and Subsequent Events Note 11).

ISSUANCES OF COMMON STOCK

In January 2004, 300,000 shares of common stock were issued for consulting services at $0.05 per share, and $15,000 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In March 2004, 379,530 shares of common stock were issued for legal services at $0.05 per share, and $18,977 was recorded as professional expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, the Company issued a total of 679,530 shares and recorded a total of $33,977 for consulting expense.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


In March 2004, 200,000 shares of common stock were issued to two individuals for directors' services at $0.05 per share, and $10,000 was recorded as directors' expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above.

As of March 30, 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we issued 9,707,716 shares of our common stock at a price of $0.05 per share to accredited and non-accredited investors.

In January 2004, we issued 260,000 shares of common stock at $0.05 per share in exchange for a note receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 6,655,846 shares of common stock at $0.05 per share in conversion of notes payable to a related party. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 4,423,968 shares of common stock at $0.05 per share in conversion of trade accounts payable. The valuation of the shares issued was based upon recent sales of common stock through our private placement offering. The issuances of these shares were exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 10,002 shares of common stock at $0.05 per share and the transfer agent is holding the shares pending instructions from Invvision on how the shares should be named. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 414,685 shares of common stock at $0.05 per share for an investment in a real estate limited partnership. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuances of these shares were exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 90,000 shares of common stock at $0.10 per share for the purchase of property and equipment. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

CANCELLATIONS OF COMMON STOCK

In January 2004, 30,551 shares of common stock were cancelled in error. We anticipate that the error will be corrected before June 30, 2004.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


COMMON STOCK WARRANTS

In May 2001, we granted a corporation, which is a stockholder of Invvision, a warrant to purchase 1,000,000 shares of our common stock at a price of $1.00 per share in exchange for $100,000 cash. The warrant exercise period was to commence upon the granting of free trading shares in an Arkansas corporation, which had filed for federal bankruptcy protection under Chapter 11 of the federal bankruptcy laws. We were under contract to purchase this corporation from the federal bankruptcy trustee at the time the warrant was issued. The contract to purchase this corporation was subsequently terminated. As a result, in February 2002, we amended the warrant agreement to grant an option to purchase 2,000,000 shares of Invvision's $.001 par value common stock at a price of $.50 per share. The options expire February 28, 2005.

9. COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

We are subject to various and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of March 31, 2004.

We have included $203,759 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its account classified withholding taxes payable as of March 31, 2004. Of this amount, approximately $180,000 is for RGA and we have structured an agreement with the Internal Revenue Service to pay the entire $180,000 amount by September of 2004. However, such amounts are subject to potential federal tax liens.

Through our subsidiary, RGA, we lease our corporate headquarters under a short-term lease that expired in December 2003 and that is being continued on a month-to-month basis for the foreseeable future at a monthly rental rate of $12,971.

We have capitalized leasehold improvements for costs incurred related to our corporate headquarters based on management's plans that a long-term lease agreement will be arranged. In the event that such an agreement is not reached, the undepreciated value of the leasehold improvements would be charged to earnings. The undepreciated value of the leasehold improvements at March 31, 2004 is $138,756.

We are obligated under various employment agreements with members of executive management that provide for annual compensation of $636,000 and transportation allowances of $48,000 along with other general employee benefits. The agreements provide for employment at will and do not further obligate us when employment is terminated.

According to the terms of the Acquisition Agreement between Invvision and RGA 2003, in April 2004, we issued 80,000,000 shares of our common stock to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. (See Subsequent Events - Note 11).

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


10. RELATED PARTY TRANSACTIONS

On February 15, 2001, we entered into a consulting agreement with RCC to provide business, management and financial consulting services to Invvision in exchange for a monthly consulting fee of $20,000 and the reimbursement of service related expenses. RCC is wholly owned by Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of Invvision. In 2003, the agreement was amended to reduce the monthly consulting fee to $5,000 and effective January 1, 2004, the consulting agreement was terminated and all outstanding amounts owed by Invvision were forgiven. Accordingly, we have recorded $55,000 as other income in the accompanying consolidated statement of operations for the reversal of the accrued balance at December 31, 2003. (See Short-Term Debt Note 7).

Additionally, through December 2003, we had received $197,025 of proceeds from RCC in the form of an unsecured promissory note and for the three months ended March 31, 2004, an additional $14,301 of proceeds were received resulting in a balance of $211,326 at March 31, 2004. We intend to retire the promissory note with the issuance of common stock before June 30, 2004. (See Short-Term Debt
Note 7).

In January 2003, we executed a $50,000 unsecured promissory note, of which $91 is outstanding at March 31, 2004. The promissory note is with a founder of RGA and the interest rate is 10% per annum and is due on demand. (See Short-Term Debt Note 7).

In October 2003, we executed a $75,000 unsecured promissory note, of which $30,485 is outstanding at March 31, 2004. The promissory note is with an officer of Invvision, the interest rate is 10% per annum and the note is due on demand. (See Short-Term Debt Note 7).

In October 2003, we executed a $15,000 unsecured promissory note, of which $13,387 is outstanding at March 31, 2004. The promissory note is with an officer of Invvision. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Short-Term Debt Note
7).

11. SUBSEQUENT EVENTS

In April 2004, we commenced a $600,000 private placement of our common stock at $.10 per share to accredited investors. This offering is being conducted in accordance with Rule 506 of Regulation D promulgated under the Act.

In April 2004, we issued 80,000,000 shares of common stock in relation to the acquisition of RGA 2003 as discussed in History and Nature of Business Note 1 and Stockholders' Deficiency Note 8). In accordance with the agreement, 20,000,000 shares will be issued upon the satisfaction of certain conditions.

In May 2004, we commenced discussions for the modification or extension of the Line of Credit facility that is due May 28, 2004. We believe that a satisfactory agreement will be reached for both parties by the due date.

In May 2004, we commenced a $1,800,000 private placement of our common stock at $.30 per share solely to accredited investors. The offering is being conducted in accordance with Rule 506 of Regulation D promulgated under the Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-QSB and with our annual report on Form 10-KSB for the year ended December 31, 2003.

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in our periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of our business, that our CEO, President and other significant employees will remain employed as such by us, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting us. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although our management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

GENERAL

Invvision Capital, Inc. ("Invvision" or the "Company") is a reporting company under the federal securities laws and its shares of common stock are publicly traded on the NASD Over The Counter Electronic Bulletin Board ("OTCBB") under the symbol "INVA".

The Company was f/k/a Omni Park Pass, Inc. ("Omni") and was incorporated in the State of Nevada on May 27, 1998. On April 20, 2001, Omni merged with Invvision Capital, Inc., a Texas corporation in a transaction accounted for as a reverse merger and on April 23, 2001, Omni changed its name to Invvision Capital, Inc.

OVERVIEW OF COMPANY

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

Risk management includes all procedures and costs associated with the risk of a possible loss, such as loss control activities and purchasing traditional insurance products. It also includes dealing with the consequences of a loss after it has occurred, such as adjusting claims, restoring property, and minimizing business interruption costs. We offer substantially all of these services

Risk management services are traditionally provided by insurance companies who actually retain a substantial portion of the associated underwriting risk. We do not assume underwriting risk. To do so would greatly increase enterprise risk and would require significantly more capital, the return on which is unlikely to justify its deployment. We consider the ability to generate fee income from risk management services without incurring certain business risks typically associated with underwriting (insurance cycles, adverse loss reserve development, regulatory issues, etc.) as a significant strategic advantage of the business plan. From a corporate perspective, the role of insurance related programs is to generate commission and service revenue from alternative risk financing and through access to traditional retail and wholesale insurance markets.

To minimize possible errors and omissions exposure to Invvision, we intend to accept insurance "paper" or policies from well capitalized carriers with an A-or better rating from the major insurance rating agencies (i.e., Moody's, Standard & Poors, AM Best, etc.).

Since inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain operations. During the three months ended March 31, 2004 and 2003, we reported net losses of $635,508 and $53,653 respectively.

Our long-term viability as a going concern is dependent on certain key factors, including but not limited to, as follows:

- The ability to continue to obtain sources of outside financing to support near term operations.
- The ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.


RECENT DEVELOPMENTS

Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc., a Texas corporation ("RGA 2003") and its wholly-owned subsidiaries in a transaction that was accounted for as a combination of entities under common control. The wholly-owned subsidiaries of RGA 2003 that were acquired included: (i) RG Insurance Services, Inc., a Texas corporation ("RGIS") which is a general insurance agency, (ii) RG Risk Management, Inc., a Texas corporation ("RGRM") which is engaged in the business of providing claims management services, (iii) RG Restoration, Inc., a Texas corporation ("RG") which is engaged in the business of performing commercial property restoration services and (iv) Restoration Group America, Inc., a Texas corporation ("RGA") which holds the intellectual property rights to the proprietary PropertySMARTsm program. The entities sometimes referred to herein as RGIS, RGRM, RG and RGA are now our indirect wholly-owned subsidiaries.

According to the terms of the Acquisition Agreement between Invvision and RGA 2003, in April 2004, we issued 80,000,000 shares of our common stock to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions.

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003 as discussed above, we are an operating entity and are no longer in the development stage effective as of January 1, 2004.

GOING CONCERN

The independent auditors' reports to the financial statements for the year ended December 31, 2003 and December 31, 2002, include an emphasis paragraph in addition to their audit opinion stating that recurring losses from operations, working capital deficiency and accumulated deficit raise substantial doubt about the ability of Invvision to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the valuation of non-cash issuances of common stock, allowance for doubtful accounts and revenue recognition for construction contracts. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to the unaudited financial statements contained in the Invvision quarterly report on Form 10-QSB for the three months ended March 31, 2004. Although we believe that the estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.


VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

We issued common stock to several parties in non-cash transactions during the three months ended March 31, 2004. For these issuances, valuation was determined based upon the recent sale of stock price obtained in a private offering of our common stock completed in the quarter ended March 31, 2004 or the value of such existing liabilities satisfied.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We estimate the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Our management reviews the customer accounts on a routine basis to determine if an account should be charged off.

REVENUE RECOGNITION ON CONSTRUCTION CONTRACTS

The majority of our revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. We perform work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. We recognize revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at March 31, 2004. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                2004           2003
                                             ---------      ---------
REVENUES                                     $ 496,602      $      --
COST OF REVENUES                               444,195             --
                                             ---------      ---------
GROSS PROFIT                                    52,407             --

OPERATING EXPENSES:
Selling, general and administrative            286,373            150
Compensation, payroll taxes and benefits       205,862             --
Consulting and contract labor                   45,082             --
Professional                                   154,826             --
Rent                                            38,913             --
Depreciation                                     9,935            375
                                             ---------      ---------
TOTAL OPERATIING EXPENSES                      740,991            525
                                             ---------      ---------

LOSS FROM OPERATIONS                          (688,584)          (525)

OTHER INCOME (EXPENSE):
Other income, net                               65,929             --
Interest expense                               (12,853)       (53,128)
                                             ---------      ---------
TOTAL OTHER INCOME (EXPENSE)                    53,076        (53,128)
                                             ---------      ---------

NET LOSS                                     $(635,508)     $ (53,653)
                                             =========      =========

Revenue:

Operating revenue increased $496,602, or 100%, to $496,602 for the three months ended March 31, 2004, from zero for the three months ended March 31, 2003. The increase was as a result of acquiring RGA 2003 and reporting the results of operations in 2004 with no comparable results for 2003.

Cost of Sales:

Cost of sales increased $444,195, or 100%, to $444,195 for the three months ended March 31, 2004, from zero for the three months ended March 31, 2003. The increase was as a result of acquiring RGA 2003 and reporting the results of operations in 2004 with no comparable results for 2003.

Operating Expenses:

Operating expenses increased $740,466, or 141,041%, to $740,991 for the three months ended March 31, 2004 from $525 for the three months ended March 31, 2003. The increase was primarily the result of the fact that we commenced as an operating company effective January 1, 2004 with the related expenses for operations compared to being a development stage company searching for a business strategy during the three months ending March 31, 2003.

Other Income (Expense):

Other income (expense) increased $106,204, or 200% to $53,076 of income for the three months ended March 31, 2004 from $53,128 of expense for the three months ended March 31, 2003. The income increase was primarily due to a $55,000 write off of accrued consulting expense as the result of the termination of an agreement and a $40,275 decrease in interest expense due to the conversion of notes payable-related party into common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $129,781 at March 31, 2004 as compared to $8,090 at December 31, 2003, 2003, and working capital deficit was $1,374,809 at March 31, 2004 as compared to $2,047,402 at December 31, 2003. The decrease in the working capital deficit is primarily due to the issuance of common stock for the conversion of notes payable in the amount of $379,070 and the conversion of accounts payable in the amount of $399,456.

Operating Activities: Net cash used in operating activities was $191,616 for the three months ended March 31, 2004 compared to $712 used in operating activities for the three months ended March 31, 2003. The increase in cash used in operations resulted primarily due to the fact of increases in accounts payable, withholding taxes payable, insurance policy liabilities and construction costs in excess of contract obligations.

Investing Activities: Net cash used in investing activities was $22,413 for the three months ended March 31, 2004 compared to zero for the three months ended March 31, 2003. The increase in cash used in investing activities was due to $22,413 of purchases of property and equipment.

Financing Activities: Net cash provided by financing activities was $335,720 for the three months ended March 31, 2004 compared to $500 for the three months ended March 31, 2003. The increase in cash provided by financing activities was primarily due to $484,575 of proceeds received from the private sale of common stock offset by repayments of $65,000 on a bank line of credit and $107,858 of repayments on notes payable - related party.


SHORT-TERM DEBT

We are highly leveraged. At March 31, 2004, current liabilities exceeded current assets by $1,374,809, stockholders' deficiency was $1,086,627 and we had an accumulated deficit of $5,304,608. The following table is a summary of short-term debt as of March 31, 2004:

BANK LINE OF CREDIT

      $335,000 secured bank line of credit, dated
      February 28, 2004, bearing interest at the
      Prime Rate plus three percent, monthly interest
      only with principal due at maturity on May 28, 2004.    $      335,000
                                                              ==============

On March 5, 2003, RG entered into a revolving line of credit facility with a bank in the amount of $400,000 and the entire capacity of the facility had been drawn down and was outstanding at December 31, 2003. On February 2, 2004, we made a principal payment in the amount of $15,000 reducing the outstanding balance to

$385,000. On February 28, 2004, RG signed a Renewal, Extension and Modification Agreement (Amendment) which amended the credit agreement with Town North Bank. The terms of the Amendment extended the maturity date from February 28, 2004 to May 28, 2004, decreased the maximum borrowing amount from $400,000 to $335,000, changed the agreement to a non-revolving facility and increased the interest rate from the existing 7.9% to the lesser of the Prime Rate as defined in the Amendment plus three percent or the highest lawful interest rate. In connection with the Amendment, a mandatory principal payment of $50,000 was made by RG. The Line of Credit facility is guaranteed jointly and severally by RG and three of the founders of RGA and is secured by the receivables of RG (See Subsequent Events Note 11).

NOTES PAYABLE- RELATED PARTY

$50,000 unsecured promissory note dated January 2003,
  bearing interest at 10% per annum and due on demand.        $        91

$75,000 unsecured promissory note, dated October 2003,
  bearing interest at 10% per annum and due on demand.             30,485

$15,000 unsecured promissory note dated October 2003,
  bearing interest at 9.2% with monthly payments of
  $432.32 and due March 2007.                                      13,387

$211,326 unsecured promissory note, dated December 2003,
  bearing no interest and due on demand.                         211,326
                                                              -----------
                                                              $   255,289
                                                              ===========


In January 2003, we executed a $50,000 unsecured promissory note, of which $91 is outstanding at March 31, 2004. The promissory note is with a founder of RGA and the interest rate is 10% per annum and is due on demand. (See Related Party Transactions Note 10).

In October 2003, we executed a $75,000 unsecured promissory note, of which $30,485 is outstanding at March 31, 2004. The promissory note is with an officer of Invvision, interest of 10% per annum and is due on demand. (See Related Party Transactions Note 10).

In October 2003, we executed a $15,000 unsecured promissory note, of which $13,387 is outstanding at March 31, 2004. The promissory note is with an officer of Invvision. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Related Party Transactions Note 10).

Through December 2003, we had received $197,025 of proceeds in the form of a promissory note from Rea Capital Corporation ("RCC"), a major stockholder of Invvision and who is wholly owned by Rea Brothers, Limited, a Canadian corporation, which is wholly owned by a family member of two officers and three directors of Invvision. For the three months ended March 31, 2004, an additional $14,301 of proceeds was received by Invvision resulting in a balance of $211,326 at March 31, 2004. We intend to retire the promissory note with the issuance of common stock before June 30, 2004. (See Related Party Transactions Note 10).

NOTES PAYABLE

$75,000 unsecured  promissory note dated September 2004,
  bearing no interest and due on demand.                      $    75,000
                                                              ===========

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying financial statements. We are accruing interest at the rate of 10% per annum with the intent to repay the obligation when funds are available.

EQUITY FINANCING

In January 2004, we issued 9,707,716 shares of common stock at $0.05 per share from the sale of stock in a private placement offering, resulting in $484,575 of cash proceeds.


LIQUIDITY

To continue with our business plan, we will require additional short-term working capital and we have not previously generated sufficient cash from operations to fund our operating activities for the next twelve months.

The ability of Invvision to continue as a going concern is dependent on the ability to further implement the business plan, obtain additional capital, and generate sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.


The time required for Invvision to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of Invvision, including the state of the capital markets and the prospects for business. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of Invvision common stock.

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of Invvision to continue as a going concern.

We expect revenues will increase throughout the remainder of 2004 as a result of the acquisition of RGA 2003 on December 30, 2003 as noted previously. Additionally, we have been successful in obtaining funding from the private sale of common stock in 2004 as discussed above in Equity Issuances. As a result, we believe we may have sufficient resources to cover our working capital requirements for the next twelve months. However, we cannot assure you that the business will provide sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet projected cash flow needs.

The ability to obtain additional financing depends on many factors beyond the control of Invvision, including the state of the capital markets, the market price of common stock and the prospects for business. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of Invvision common stock. Failure to obtain commitments for financing would have a material adverse effect on business, results of operations and financial condition. If the financing we require to sustain anticipated working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The  following  table  highlights,   as  of  March  31,  2004,  our  contractual
obligations and commitments by type and period:

                                                                   PAYMENTS DUE BY PERIOD
                                                           LESS THAN 1
CONTRACTUAL OBLIGATIONS                      TOTAL             YEAR         1-3 YEARS      4-5 YEARS   AFTER 5 YEARS
-----------------------                      -----             ----         ---------      ---------     -------------

Short-Term Debt:                                                                       -           -                -
---------------

Bank Line of Credit                         335,000         335,000                    -           -                -

Notes Payable-Related Party.....            255,289         255,289                    -           -                -

Notes Payable                                75,000          75,000                   -           -                 -
                                        ------------      ----------      --------------  -----------  --------------

Total Debt                              $  665,289        $ 665,289                    -           -                -
                                        ==========        =========       ==============  ===========  ==============


2004 OUTLOOK

The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing along with the successful implementation of the business strategy. There is no assurance that additional equity or debt financing will be available on terms acceptable to Invvision management.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

John E. Rea, our Chief Executive Officer and Bruce A. Hall, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 3, 4, and 5 are omitted.

Item 1.  Legal Proceedings

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

We are subject to various and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of March 31, 2004.

We have included $203,759 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its account classified withholding taxes payable as of March 31, 2004. Of this amount, approximately
$180,000 is for RGA and we have structured an agreement with the Internal Revenue Service to pay the entire $180,000 amount by September of 2004. However, such amounts are subject to potential federal tax liens.

ITEM 2. CHANGES IN SECURITIES

Issuances of Common Stock

In January 2004, 300,000 shares of common stock were issued for consulting services at $0.05 per share, and $15,000 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In March 2004, 379,530 shares of common stock were issued for legal services at $0.05 per share, and $18,977 was recorded as professional expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, the Company issued a total of 679,530 shares and recorded a total of $33,977 for consulting expense.

In March 2004, 200,000 shares of common stock were issued to two individuals for director's services at $0.05 per share, and $10,000 was recorded as director's expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above.

As of March 30, 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we issued 9,707,716 shares of our common stock at a price of $0.05 per share to accredited and non-accredited investors.

In January 2004, we issued 260,000 shares of common stock at $0.05 per share in exchange for a note receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 6,655,846 shares of common stock at $0.05 per share in conversion of notes payable to a related party. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 4,423,968 shares of common stock at $0.05 per share in conversion of trade accounts payable. The valuation of the shares issued was based upon recent sales of common stock through our private placement offering. The issuances of these shares were exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 10,002 shares of common stock at $0.05 per share and the transfer agent is holding the shares pending instructions from Invvision on how the shares should be named. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 414,685 shares of common stock at $0.05 per share for an investment in a real estate limited partnership. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuances of these shares were exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 90,000 shares of common stock at $0.10 per share for the purchase of property and equipment. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

CANCELLATIONS OF COMMON STOCK

In January 2004, 30,551 shares of common stock were cancelled in error. We anticipate that the error will be corrected before June 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

------------- ----------------------------------- --------------------------
Exhibit       Title                               Location
------------- ----------------------------------- --------------------------
31.1          Certification by Principal          Attached
              Executive Officer
------------- ----------------------------------- --------------------------
31.2          Certification of Principal          Attached
              Financial Officer
------------- ----------------------------------- --------------------------
32            Certifications of Principal         Attached
              Executive and Financial Officer
              Pursuant to 906
------------- ----------------------------------- --------------------------

(b) Reports on Form 8-K.

During the period ended March 31, 2004, we filed the following reports on Form 8-K:

------------------------------ -----------------------------------------------
Date of Event Reported         Items Reported
------------------------------ -----------------------------------------------
December 30, 2003              Items 2 and 7
------------------------------ -----------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of INVVISION CAPITAL, INC., in the capacities and on the dates indicated.


NAME AND SIGNATURE             TITLE                            DATE


                                                                May 24, 2004
/s/ John E. Rea
-----------------------------  Principal Executive Officer
John E. Rea


/s/ Bruce a. Hall              Principal Financial Officer
-----------------------------
Bruce A. Hall