Form 10QSB
period 2004-06-30
INVVISION CAPITAL INC
filed 2004-08-17
CIK 1088401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

The number of shares outstanding of the Company's common stock outstanding on August 13, 2004: 118,885,605

                             INVVISION CAPITAL, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                                                          Page
PART I - FINANCIAL INFORMATION..............................................1

Item 1. Consolidated Financial Statements (Unaudited).......................2

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................19

Item 3. Evaluation of Disclosure Controls and Procedures...................28

PART II - OTHER INFORMATION................................................28

Item 1.  Legal Proceedings.................................................28

Item 2. Changes in Securities..............................................28

Item 3. Defaults Upon Senior Securities....................................31

Item 4. Submission of Matters to a Vote of Securities Holders..............31

Item 5. Other Information..................................................31

Item 6. Exhibits and Reports on Form 8-K...................................31

SIGNATURES.................................................................33

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Filed herewith are the following unaudited financial statements:

Consolidated Balance Sheet at June 30, 2004

Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003

Consolidated Statement of Changes in Stockholders' Deficiency for the six months ended June 30, 2004

Consolidated Statements of Cash Flows for the six months ended June 30, 2004

Notes to Consolidated Financial Statements

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS
                                                                      June 30,
                                                                        2004
                                                                  --------------
Current assets:
Cash and cash equivalents                                         $      65,338
Contracts receivable, net of allowance for doubtful
accounts of $262,500                                                    453,298
Unbilled revenue                                                         32,776
Other receivables                                                        72,752
Notes receivable                                                        268,900
Other current assets                                                        733
                                                                  --------------
Total current assets
                                                                        893,797

Property and equipment, net of
accumulated depreciation of $60,774                                     295,064
                                                                  --------------

Total assets                                                      $   1,188,861
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

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
                                                                     June 30,
                                                                       2004
                                                                 ---------------
Current liabilities:
Accounts payable, trade                                            $  1,328,132
Accrued expenses                                                        148,817
Withholding taxes payable                                               147,310
Deferred revenue                                                         39,766
Policy obligations                                                      111,704
Bank line of credit                                                     300,000
Notes payable - related party                                           314,352
Notes payable                                                           260,100
                                                                 ---------------
Total current liabilities                                             2,650,181


Commitments and contingencies                                                --

STOCKHOLDERS' DEFICIENCY

Stockholders' deficiency
Preferred stock, $.001 par value, 35,000,000 shares

authorized, None issued and outstanding                                      --
Common stock, $.001 par value, 300,000,000 shares
authorized, 116,463,938 issued and outstanding                          116,464
Common stock subscribed, 22,600,000 shares                               22,600
Additional paid in capital                                            4,350,215
Common stock warrants                                                   130,000
Accumulated deficit                                                  (6,080,599)
                                                                 ---------------
Total stockholders' deficiency                                       (1,461,320)
                                                                 ---------------

Total liabilities and stockholders' deficiency                     $  1,188,861
                                                                 ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended             Six Months Ended
                                                     June 30,                     June 30,
                                               2004           2003           2004           2003
                                           -----------    -----------    -----------    -----------
Revenues                                   $   789,475    $        --    $ 1,286,077    $        --

Cost of revenues                               634,503             --      1,078,698             --
                                           --------------------------    --------------------------
Gross profit                                   154,972             --        207,379             --

Operating expenses:
Selling, general and administrative            186,790         13,418        473,163         13,568
Compensation, payroll taxes and benefits       350,639             --        556,501             --
Consulting and contract labor                  154,618             --        199,700             --
Professional                                   194,967             --        349,793             --
Rent                                            38,913             --         77,826             --
Depreciation                                     9,249            375         19,184            750
                                           --------------------------    --------------------------
Total operating expenses                       935,176         13,793      1,676,167         14,318
                                           --------------------------    --------------------------

Loss from operations                          (780,204)       (13,793)    (1,468,788)       (14,318)

Other income (expense):
Other income, net                                2,219             --         68,147             --
Interest expense                                 1,995        (53,129)       (10,858)      (106,257)
                                           --------------------------    --------------------------
Total other income (expense)                     4,214        (53,129)        57,289       (106,257)
                                           --------------------------    --------------------------

Net loss                                   $  (775,990)   $   (66,922)   $(1,411,499)   $  (120,575)
                                           ==========================    ==========================

Net loss per share - basic and diluted     $     (0.01)   $        --    $     (0.02)   $     (0.01)
                                           ==========================    ==========================

               The accompanying notes are an integral part of the
                       consolidated financial statements

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                                                Common Stock -          Additional
                                       Preferred Stock            Common Stock                    Subscribed             Paid-In
                                       Shares   Amount        Shares        Amount          Shares          Amount       Capital
                                      -------- --------     -----------   -----------      ---------       --------    -----------

BALANCE AT DECEMBER 31, 2003           --      $    --       8,440,040    $     8,440             --             --    $ 2,743,561

Stock issued for professional
services                               --           --       1,591,381          1,591             --             --        135,145

Stock issued for directors'
fees                                   --           --         300,000            300             --             --         19,700

Proceeds from sale of common
stock                                  --           --      11,093,466         11,094      2,490,000          2,490        858,492

Stock issued in exchange for
note receivable                        --           --       2,689,000          2,689             --             --        266,211

Stock issued for conversion of
notes payable                          --           --       6,655,846          6,656             --             --        372,414

Stock issued for conversion of
accounts payable                       --           --       4,423,968          4,424             --             --        402,409

Stock issued and held by
transfer agent for instruction         --           --          10,002             10             --             --            490

Stock issued for property and
equipment                              --           --         490,000            490             --             --         28,510

Stock issued for employee
compensation                           --           --         220,000            220             --             --         10,780

Stock issued in exchange for
other receivables                      --           --         550,235            550        110,000            110         47,363

Stock issued for acquisition
                                       --           --      80,000,000         80,000     20,000,000         20,000       (100,000)

Stock warrant issued for
equity services                        --           --              --             --             --             --        (30,000)

Purchase price adjustment

                                       --           --              --             --             --             --       (404,860)

Net loss, six months ended
June 30, 2004                          --           --              --             --             --             --             --


BALANCE AT JUNE 30, 2004               --      $    --     116,463,938    $   116,464     22,600,000    $    22,600    $ 4,350,215

                                         Common                        Total
                                         Stock        Accumulated   Stockholders'
                                        Warrants        Deficit      Deficiency
                                      ------------    -----------   -------------

BALANCE AT DECEMBER 31, 2003           $   100,000    $(4,669,100)   $(1,817,099)

Stock issued for professional
services                                        --                       136,736

Stock issued for directors'
fees                                            --                        20,000

Proceeds from sale of common
stock                                           --             --        872,076

Stock issued in exchange for
note receivable                                 --             --        268,900

Stock issued for conversion of
notes payable                                   --             --        379,070

Stock issued for conversion of
accounts payable                                --             --        406,833

Stock issued and held by
transfer agent for instruction                  --             --            500

Stock issued for property and
equipment                                       --             --         29,000

Stock issued for employee
compensation                                    --             --         11,000

Stock issued in exchange for
other receivables                               --             --         48,023

Stock issued for acquisition
                                                --             --             --

Stock warrant issued for
equity services                             30,000             --             --

Purchase price adjustment

                                                --             --       (404,860)

Net loss, six months ended
June 30, 2004                                   --     (1,411,499)    (1,411,499)


BALANCE AT JUNE 30, 2004               $   130,000    $(6,080,599)   $(1,461,320)

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              2004         2003
                                                          ------------------------
OPERATING ACTIVITIES:
Net loss                                                  $(1,411,499)   $(120,575)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation                                                19,184          750
   Stock issued for professional services                     136,736           --
   Stock issued for employee compensation                      11,000           --
   Stock issued for directors' fees                            20,000           --
   Changes in operating assets and liabilities:
      Decrease in contracts receivable                        286,934           --
      Increase in unbilled revenue and deferred
        revenue, net                                          (52,632)          --
      Decrease in prepaid expenses                             25,758           --
      Increase in other receivables                           (18,785)          --
      Increase in other current assets                           (733)          --
      Increase (decrease) in accounts payable - trade         399,840      (13,399)
      Increase in accrued expenses                             63,888      106,257
      Decrease in withholding taxes payable                    (6,726)          --
      Increase in policy obligations                          111,704           --
                                                          ------------------------
NET CASH USED IN OPERATING ACTIVITIES                        (415,331)     (26,967)

INVESTING ACTIVITIES:
Purchases of property and equipment                           (54,945)          --
Acquisition purchase price adjustment                        (404,860)          --
                                                          ------------------------
NET CASH USED IN INVESTING ACTIVITIES                        (459,805)          --

FINANCING ACTIVITIES:
Repayments of notes payable - related party                  (119,799)          --
Repayments of bank line of credit                            (100,000)          --
Proceeds from sale of common stock                            872,076           --
Proceeds from issuance of notes payable                       185,100           --
Proceeds from issuance of notes payable - related party        85,305           --
Advances from stockholders                                      9,702       30,675
                                                          ------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     932,384
                                                                            30,675

NET INCREASE IN CASH AND CASH EQUIVALENTS                      57,248        3,708
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                8,090          212
                                                          ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    65,338    $   3,920
                                                          ========================

Cash paid during the year for interest                    $    15,805    $      --
                                                          ========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Stock issued for conversion of accounts payable           $   406,833    $      --
Stock issued for conversion of notes payable                  379,070           --
Stock issued for purchase of property and equipment            29,000           --
Stock issued in exchange for other receivable                  48,023           --
Stock issued in exchange for note receivable                  268,900           --
Stock issued for acquisition                                1,900,000           --
Stock issued and held by transfer agent for instruction           500           --
Warrant issued for equity advisory service                     30,000           --

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1.   HISTORY AND NATURE OF BUSINESS

Invvision Capital, Inc. ("Invvision" or "we") is a publicly-traded company that provides a broad array of fee-based services that address clients' risk management needs for their real estate assets. We do this by addressing all procedures and costs associated with the risk of a possible loss such as loss control activities and purchasing traditional insurance products. We also address the consequences of a loss after it has occurred by adjusting claims, restoring property and minimizing business interruption costs.

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

According to the terms of the Acquisition Agreement between Invvision and RGA 2003, in April 2004, we issued 80,000,000 shares of our common stock to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares were unissued subject to the satisfaction of certain additional conditions. As of June 30, 2004, the required conditions have been met and the Company has recorded the 20,000,000 shares as Common Stock Subscribed - See Acquisition - Note 6, and Stockholders' Deficiency - Note 8.

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003 as discussed above, we are an operating entity and are no longer in the development stage effective as of January 1, 2004.

2.   GOING CONCERN

The accompanying consolidated financial statements of Invvision have been prepared assuming that we will continue as a going concern. However, we have and continue to incur net losses which have resulted in a significant accumulated deficit and stockholders' deficiency at June 30, 2004. We had net losses of $1,411,499 and $120,575 for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, current liabilities exceeded current assets by $1,756,384, stockholders' deficiency was $1,461,320 and we had an accumulated deficit of $6,080,599.

The ability of Invvision to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The time required for Invvision to become profitable is highly uncertain, and we cannot be assured that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of Invvision, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

available or may be available only on terms that would result in further dilution to the current owners of Invvision common stock. We cannot be assured that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of Invvision to continue as a going concern.

We expect revenues will increase throughout the remainder of 2004 as a result of the acquisition of RGA 2003 on December 30, 2003 as noted above. Additionally, we have been successful in obtaining funding from the private sale of common stock in 2004 as discussed in Stockholders' Deficiency - Note 8 and Subsequent Events - Note 12. As a result, we believe we may have sufficient resources to cover working capital requirements for the next twelve months. However, there is no guarantee that we will be successful in obtaining the required funding required to successfully implement the business plan.

3. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We have prepared the accompanying interim financial statements for the three and six months ended June 30, 2004 and 2003, included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations relating to the preparation of interim financial statements.

In the opinion of our management, the accompanying unaudited interim financial statements include all adjustments necessary for their fair presentation in conformity with U.S. GAAP.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the general accounts of Invvision and RGA 2003 and their subsidiaries listed previously as of June 30, 2004 and all significant intercompany transactions, accounts and balances have been eliminated.

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

CONTRACTS RECEIVABLE

Contracts receivable result from the performance of remediation and reconstruction services based on both fixed-price and negotiated contract prices. In accordance with terms of some contracts, a certain percentage of the total contract price is withheld pending customer acceptance at the completion of the contract. Accordingly, these amounts have been classified as "retainage" and are included as a component of contracts receivable. We estimate the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Management reviews the customer accounts on a routine basis to determine collectibility and if an account should be charged off.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

REVENUE RECOGNITION - CONSTRUCTION

The majority of revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. We perform work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. We recognize revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at June 30, 2004. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined.

REVENUE RECOGNITION - INSURANCE

Insurance premiums collected are primarily for terms of one year. We recognize commission revenue over the course of the year as the commissions are earned and defer revenue recognition on commissions not yet earned. The liability account Policy Obligations in the accompanying Consolidated Balance Sheet includes those amounts that would have to be paid to the insurance carrier if an insurance policy was cancelled.

NET LOSS PER SHARE

Basic net loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. At June 30, 2004 and 2003, there were no common stock equivalents outstanding that were dilutive.

                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,
                                          2004             2003           2004             2003
                                          ----             ----           ----             ----
Net loss, as reported (numerator)   ($    775,990)   ($    66,922)   ($ 1,411,499)   ($     120,575)
                                    =============    ============    ============    ==============
Weighted average number of common
shares outstanding (denominator)
                                      111,237,693      11,489,990      68,550,136        11,489,990
                                    -------------    ------------    ------------    --------------
Net loss per share                  ($        .01)   ($       .00)   ($       .02)   ($         .01)
                                    =============    ============    ============    ==============

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

RECLASSIFICATIONS

Certain amounts in the three and six months ended June 30, 2003 financial statements have been reclassified to conform to the 2004 presentation.

4.   CONTRACTS RECEIVABLE AND CONSTRUCTION CONTRACTS

Contracts receivable were comprised of the following at June 30, 2004:

Contract receivables billed:

Completed contracts                                           $  363,614
Contracts in progress                                            341,982
Retainage                                                         10,202
Less: Allowance for doubtful accounts                           (262,500)
                                                             -----------
                                                              $  453,298
                                                             ===========

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized.

Balances at June 30, 2004 were comprised of the following:

Costs incurred on uncompleted contracts                      $ 1,070,534
Estimated earnings                                                49,094
                                                             -----------
                                                               1,119,628

Less: Billings to date                                        (1,126,618)
                                                             -----------
                                                             $    (6,990)
                                                             ===========

Balance Sheet presentation:

Unbilled revenue                                             $    32,776
Deferred revenue                                                 (39,766)
                                                             -----------
                                                             $    (6,990)
                                                             ===========

5.   MARKETABLE SECURITIES

In June 2004, we received from a corporation, which is a strategic partner of Invvision, a warrant to purchase 2,000,000 shares of their common stock through June 2009 at a price of $3.25 per share in exchange for current and ongoing strategic financial services. No value was assigned to the warrant since the exercise price of $3.25 per share significantly exceeds the fair market value of the stock price per share on measurement date.

6.   PROPERTY AND EQUIPMENT

Property and equipment were as follows at June 30, 2004:

Leasehold improvements                                       $   164,962
Machinery and equipment                                          130,603
Furniture and fixtures                                            60,273
Accumulated depreciation                                         (60,774)
                                                             -----------
                                                             $   295,064

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

7.   ACQUISITION

Effective as of December 30, 2003, we acquired all of the capital stock of RGA 2003 and its wholly-owned subsidiaries in a transaction that was accounted for as a combination of entities under common control. The wholly-owned subsidiaries of RGA 2003 that were acquired included: (i) RGIS, which is a general insurance agency, (ii) RGRM, which is engaged in the business of providing claims management services, (iii) RG, which is engaged in the business of performing commercial property restoration services and (iv) RGA, which holds the intellectual property rights to the proprietary PropertySMARTsm program. All of these entities are now indirect wholly-owned subsidiaries of Invvision.

The purchase price was 100,000,000 shares of our common stock valued at $0.019 per share, or a total of $1,900,000. According to the terms of the Acquisition Agreement between Invvision and RGA 2003, in April 2004, we issued 80,000,000 shares of our common stock to the shareholders of RGA 2003 as follows:
60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares were unissued subject to the satisfaction of certain additional conditions. As of June 30, 2004, the required conditions have been met and the Company has recorded the 20,000,000 shares as Common Stock Subscribed - See Stockholders' Deficiency -
Note 9.

Subsequently, we determined that RGA 2003's accounts receivable and accounts payable balances at December 30, 2003, the effective date of the acquisition, did not reflect customer credits and accrued vendor liabilities totaling $404,860. As a result, in June 2004, we adjusted the effect of the related transactions as a purchase price adjustment through additional paid-in-capital.

8.   SHORT-TERM DEBT

Short-term debt at June 30, 2004 consisted of the following:

BANK LINE OF CREDIT

$335,000 bank line of credit, dated February 28, 2004,          $  300,000
bearing interest at the bank's prime rate plus three            ==========
percent, payable monthly with principal due at maturity on August 28, 2004.

On March 5, 2003, RG entered into a revolving line of credit facility with Town North Bank in the amount of $400,000 and the entire capacity of the facility had been drawn down and was outstanding at December 31, 2003. On February 2, 2004, we made a principal payment in the amount of $15,000 reducing the outstanding balance to $385,000. On February 28, 2004, RG signed a Renewal, Extension and Modification Agreement (February Amendment) which amended the credit agreement with Town North Bank. The terms of the February Amendment extended the maturity date from February 28, 2004 to May 28, 2004, decreased the maximum borrowing amount from $400,000 to $335,000, changed the agreement to a non-revolving facility and increased the interest rate from the existing 7.9% to the lesser of the Prime Rate as defined in the February Amendment plus three percent or the highest lawful interest rate. In connection with the February Amendment, a mandatory principal payment of $50,000 was made by RG.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

The credit agreement became due on May 28, 2004 and on June 28, 2004, RG signed a Renewal, Extension and Modification Agreement (May Amendment) which extended the maturity date of the credit agreement from May 28, 2004 to August 28, 2004, changed the interest rate to 8.25%, required a mandatory principal payment of $35,000 and required that a separate bank credit card balance of approximately $32,000 be paid in full. The Company could not make the required payment and an RG founder and significant shareholder of the Company made a payment on behalf of the Company to the bank of $71,004, including expenses (See Notes Payable below). The Line of Credit facility is guaranteed jointly and severally by RG and three of the founders of RGA and is secured by the receivables of RG (See Subsequent Events Note 12).

NOTES PAYABLE - RELATED PARTY

$75,000 unsecured promissory note, dated October 2003, bearing
interest at 10% per annum and due on demand.                           $ 19,632

$15,000 unsecured promissory note dated October 2003, bearing interest at 9.2% with monthly payments of $432.32 and due March
2007.                                                                    12,390

$211,326 unsecured promissory note, dated December 2003, bearing
no interest and due on demand.                                          211,326

$71,004 unsecured promissory note, dated May 28, 2004, bearing no
interest and due on demand.                                              71,004
                                                                      ---------
                                                                      $ 314,352
                                                                      =========

In October 2003, we executed a $75,000 unsecured promissory note, of which $19,632 is outstanding at June 30, 2004. The promissory note is with an officer of Invvision, interest of 10% per annum and is due on demand. (See Related Party Transactions - Note 11).

In October 2003, we executed a $15,000 unsecured promissory note, of which $12,390 is outstanding at June 30, 2004. The promissory note is with an officer of Invvision. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Related Party Transactions Note 11).

Through December 2003, we had received $197,025 of proceeds in the form of a loan from Rea Capital Corporation ("RCC"), a major stockholder of Invvision and which is wholly owned by Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of Invvision. For the three months ended March 31, 2004, an additional $14,301 of proceeds was received by Invvision resulting in a balance of $211,326 at June 30, 2004. We intend to retire the unsecured loan with the issuance of common stock before September 30, 2004. (See Related Party Transactions Note 11).

In June 2004, a significant stockholder of the Company and a founder of RG paid $71,004 on behalf of the Company to a bank for a mandatory payment required under a line of credit (See Bank Line of Credit above). The promissory note is unsecured and is due on demand.

NOTES PAYABLE

$75,000 unsecured promissory note dated September 2004, bearing
interest at 15% per annum and due on demand.                          $ 75,000

$185,100 unsecured promissory note, dated May 2004, bearing no
interest and due on demand.                                            185,100
                                                                      --------

                                                                      $260,100
                                                                      ========

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. We are accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

Through May 2004, we had received $185,100 of proceeds in the form of a loan from an unrelated third party. We intend to retire the unsecured loan with the issuance of common stock before September 30, 2004.

9.   STOCKHOLDERS' DEFICIENCY

CAPITAL STRUCTURE

We are authorized to issue up to 300,000,000 shares of common stock, $.001 par value per share, of which 116,463,938 were issued and outstanding at June 30, 2004 (See Subsequent Events Note 11). We are also authorized to issue up to 35,000,000 shares of preferred stock, $.001 par value per share, of which none were issued and outstanding at June 30, 2004. Additionally, we had 22,600,000 shares subscribed but not issued at June 30, 2004 and these have been recorded as Common Stock Subscribed.

In May 2004, we commenced a $1,800,000 private placement of our common stock at $.30 per share solely to accredited investors. The offering is being conducted in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). As of the date of these financial statements, no proceeds have been received from this offering.

ISSUANCES OF COMMON STOCK

In January 2004, 300,000 shares of common stock were issued for professional services at $0.05 per share, and $15,000 was recorded as consulting expense. In March 2004, 379,530 shares of common stock were issued for legal services at $0.05 per share, and $18,977 was recorded as professional expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, the Company issued a total of 679,530 shares and recorded a total of $33,977 for consulting expense.

In March 2004, 200,000 shares of common stock were issued to two individuals for directors' services at $0.05 per share, and $10,000 was recorded as directors' fees expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above.

As of March 30, 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Act. In conjunction with that offering, we received $484,575 of cash proceeds and issued 9,707,716 shares of our common stock at an average price of $0.05 per share to accredited and non-accredited investors.

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

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

In April 2004, 247,166 shares of common stock were issued for professional services at $0.05 per share, and $12,357 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In June 2004, 150,000 shares of common stock were issued for professional services at $0.10 per share, and $15,000 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In June 2004, 50,000 shares of common stock were issued for professional services at $0.45 per share and $22,500 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market price of the common stock. In June 2004, 50,000 shares of common stock were issued at $0.33 per share, and $16,500 was recorded as consulting expense. In January 2004, we issued 414,685 shares of common stock at $0.05 per share for an investment in a real estate limited partnership. In June 2004, we determined that the joint venture would not proceed and the 414,685 previously issued shares representing $36,402 were reclassed to professional services as consulting expense. The issuance of all these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, during the three months ended June 30, 2004, the Company issued a total of 911,851 shares and recorded a total of $102,760 for consulting expense.

In April 2004, we issued 220,000 shares of common stock at $0.05 per share as compensation to employees and recorded $11,000 as compensation expense. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to
Section 4(2) of the Act.

In April 2004 in accordance to the terms of the Acquisition Agreement between Invvision and RGA 2003, we issued 80,000,000 shares of our common stock at the agreed upon $0.019 per share to the shareholders of RGA 2003 as follows:
60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. As of June 30, 2004, the required conditions have been met and the Company has recorded the 20,000,000 shares as Common Stock Subscribed. (See History and Nature of Business Note 1, Common Stock Subscribed below and Subsequent Events Note 12).

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

In May 2004, 100,000 shares of common stock were issued to an individual for directors' services at $0.10 per share, and $10,000 was recorded as directors' fees expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $387,501 of proceeds, representing 3,875,750 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We issued 1,385,750 of these shares and at June 30, 2004, 2,490,000 shares had not been issued by the transfer agent and we have recorded the 2,490,000 shares as Common Stock Subscribed (see Common Stock Subscribed below).

In June 2004, we issued 2,429,000 shares of common stock at $0.10 per share in exchange for a note receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In June 2004, we issued 400,000 shares of common stock at $0.05 per share for the purchase of property and equipment from a related party (See Related Party Transaction - Note 10). The valuation of the shares issued was based upon recent sales of common stock through our private placement at $0.05 discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In June 2004, we issued 290,235 shares of common stock at $0.10 per share in exchange for a subscription receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to
Section 4(2) of the Act. In January 2004, we issued 260,000 shares of common stock at $0.05 per share in exchange for a note receivable from an unrelated third party. In June 2004, we reclassed the 260,000 shares from a note receivable to a subscription receivable. In total 550,235 shares of common stock were issued in exchange for a subscription receivable from two unrelated third parties.

COMMON STOCK SUBSCRIBED

In April 2004 in accordance to the terms of the Acquisition Agreement between Invvision and RGA 2003, we issued 80,000,000 shares of our common stock at the agreed upon $0.019 per share to the shareholders of RGA 2003 as follows:
60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. As of June 30, 2004, the required conditions have been met and the Company has recorded the 20,000,000 shares as Common Stock Subscribed.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $387,501 of proceeds, representing 3,875,750 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We issued 1,385,750 of these shares and at June 30, 2004, 2,490,000 shares had not been issued by the transfer agent and we have recorded the 2,490,000 shares as Common Stock Subscribed (see Common Stock Subscribed below).

In June 2004, we agreed to issue 100,000 shares of common stock at $0.05 per share in exchange for a subscription receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. In June 2004, we agreed to issue 10,000 shares of common stock at $0.10 per share in exchange for a subscription receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. In total 110,000 shares were agreed to be issued and the Company has recorded the 110,000 shares as Common Stock Subscribed.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

CANCELLATIONS OF COMMON STOCK

In January 2004, 30,551 shares of common stock were cancelled in error. We anticipate that the error will be corrected before September 30, 2004.

COMMON STOCK WARRANTS

In May 2001, we granted a corporation, which is a stockholder of Invvision, a warrant to purchase 1,000,000 shares of our common stock at a price of $1.00 per share in exchange for $100,000 cash. The warrant exercise period was to commence upon the granting of free trading shares in an Arkansas corporation, which had filed for federal bankruptcy protection under Chapter 11 of the federal bankruptcy laws. We were under contract to purchase this corporation from the federal bankruptcy trustee at the time the warrant was issued. The contract to purchase this corporation was subsequently terminated. As a result, in February 2002, we amended the warrant agreement to grant an option to purchase 2,000,000 shares of Invvision's $.001 par value common stock at a price of $.50 per share. The warrants expire February 28, 2005.

In May 2004, we granted a corporation, which is a stockholder of Invvision, a warrant to purchase 1,000,000 shares of our common stock at a price of $0.10 per share in exchange for previous and ongoing equity advisory services to assist the Company. We determined that the fair market value of the services provided was $30,000 based upon comparable services in the marketplace and the entire $30,000 has been recorded against additional paid-in-capital at June 30, 2004.

In June 2004, we granted a corporation, which is a strategic partner of Invvision, a warrant to purchase 2,000,000 shares of our common stock through June 2009 at a price of $1.00 per share in exchange current and ongoing strategic financial services.

10.  COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of June 30, 2004.

We have included $147,254 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest the account classified withholding taxes payable as of June 30, 2004. The entire amount is for RGA and we have structured an agreement with the Internal Revenue Service to pay the entire amount by September of 2004. However, such amounts are subject to potential federal tax liens.

Through our subsidiary, RGA, we lease our corporate headquarters under a short-term lease that expired in December 2003 and that is being continued on a month-to-month basis for the foreseeable future at a monthly rental rate of $12,971.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

We have capitalized leasehold improvements for costs incurred related to our corporate headquarters based on management's plans that a long-term lease agreement will be arranged. In the event that such an agreement is not reached, the undepreciated value of the leasehold improvements would be charged to earnings. The undepreciated value of the leasehold improvements at June 30, 2004 is $164,962.

We are obligated under various employment agreements with members of executive management that provide for annual compensation of $938,000 and transportation allowances of $64,000 along with other general employee benefits. The agreements provide for employment at will and do not further obligate us when employment is terminated.

11.  RELATED PARTY TRANSACTIONS

On February 15, 2001, we entered into a consulting agreement with RCC to provide business, management and financial consulting services to Invvision in exchange for a monthly consulting fee of $20,000 and the reimbursement of service related expenses. RCC is wholly owned by Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of Invvision. In 2003, the agreement was amended to reduce the monthly consulting fee to $5,000 and effective January 1, 2004, the consulting agreement was terminated and all outstanding amounts owed by Invvision were forgiven. Accordingly, we recorded $55,000 at March 31, 2004 as other income in the accompanying consolidated statement of operations for the reversal of the accrued balance at December 31, 2003. (See Short-Term Debt Note 8).

Additionally, through December 2003, we had received $197,025 of proceeds from RCC in the form of an unsecured promissory note and for the three months ended March 31, 2004, an additional $14,301 of proceeds were received resulting in a balance of $211,326 at June 30, 2004. We intend to retire the promissory note with the issuance of common stock before September 30, 2004. (See Short-Term Debt Note 8).

In October 2003, we executed a $75,000 unsecured promissory note, of which $19,632 is outstanding at June 30, 2004. The promissory note is with an officer of Invvision, the interest rate is 10% per annum and the note is due on demand. (See Short-Term Debt Note 8).

In October 2003, we executed a $15,000 unsecured promissory note, of which $12,390 is outstanding at June 30, 2004. The promissory note is with an officer of Invvision. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Short-Term Debt Note
8).

From January through May 1, 2004, the Company paid $37,500 to the Chairman of the Board for consulting services. Effective May 1, 2004, the agreement was modified from $7,500 to $8,500 per month and $12,750 was paid under the revised agreement with a balance of $4,250 outstanding at June 30, 2004.

In June 2004, a significant shareholder of the Company and a founder of RG paid $71,004 on behalf of the Company to a bank for a mandatory payment required under a line of credit (See Bank Line of Credit above). The promissory note is unsecured and is due on demand.

In June 2004, we issued 400,000 shares of common stock at $0.05 per share for the purchase of property and equipment from Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of Invvision (See Stockholders' Deficiency - Note 9). As a result of this transaction, the Company recorded $20,000 of PP&E on the consolidated balance sheet.

                    INVVISION CAPITAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

12. SUBSEQUENT EVENTS

On August 10, 2004, and effective May 26, 2004, we acquired an engineering and architectural firm for a purchase price of $350,000. The purchase price was paid in shares of our common stock at $0.35 per share, or 1,000,000 shares. We will account for the transaction utilizing the purchase method of accounting and assign the fair market value to assets and liabilities acquired.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-QSB and with our annual report on Form 10-KSB for the year ended December 31, 2003. Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in our periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

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

GENERAL

Invvision Capital, Inc. ("Invvision" or the "Company") is a reporting company under the Securities Exchange Act of 1934, as amended, and its shares of common stock are publicly traded on the NASD Over The Counter Electronic Bulletin Board ("OTCBB") under the symbol "INVA".

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

Since inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain operations. During the six months ended June 30, 2004 and 2003, we reported net losses of $1,411,499 and $120,575 respectively.

Our long-term viability as a going concern is dependent on certain key factors, including but not limited to, as follows:

     - The ability to continue to obtain sources of outside financing to support near-term operations.

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

In April 2004 and according to the terms of the Acquisition Agreement between Invvision and RGA 2003, we issued 80,000,000 shares of our common stock to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. At June 30, 2004, the required conditions have been met but the stock was not issued. Accordingly, the Company has recorded the 20,000,000 shares as Common Stock Subscribed at June 30, 2004.

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003 as discussed above, we are an operating entity and are no longer in the development stage effective as of January 1, 2004.

GOING CONCERN

The Independent Registered Public Auditors' reports on the financial statements for the years ended December 31, 2003 and December 31, 2002, include an emphasis paragraph in addition to their audit opinion stating that recurring losses from operations, a working capital deficiency and accumulated deficit raise substantial doubt about the ability of Invvision to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the valuation of non-cash issuances of common stock, the allowance for doubtful accounts and revenue recognition for construction contracts. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Nature of Operations and Summary of Significant Accounting Policies" in the notes to the unaudited financial statements contained in the Invvision quarterly report on Form 10-QSB for the period ended June 30, 2004. Although we believe that the estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

We issued common stock to several parties in non-cash transactions during the six months ended June 30, 2004. For these issuances, valuation was determined based upon the recent sale of stock price obtained in a private offering of our common stock completed in the period ended June 30, 2004 or the value of such existing liabilities satisfied.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We estimate the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Our management reviews the customer accounts on a routine basis to determine if an account should be charged off.

REVENUE RECOGNITION ON CONSTRUCTION CONTRACTS

The majority of our revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. We perform work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. We recognize revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at June 30, 2004. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                              2004        2003          2004         2003
                                           ---------------------    -----------------------
Revenues                                   $ 789,475    $     --    $ 1,286,077   $      --
COST OF REVENUES                             634,503          --      1,078,698          --
                                           ---------------------    -----------------------
GROSS PROFIT                                 154,972          --        207,379          --

OPERATING EXPENSES:
Selling, general and administrative          186,790      13,418        473,163      13,568
Compensation, payroll taxes and benefits     350,639          --        556,501          --
Consulting and contract labor                154,618          --        199,700          --
Professional                                 194,967          --        349,793          --
Rent                                          38,913          --         77,826          --
Depreciation                                   9,249         375         19,184         750
                                           ---------------------    -----------------------
TOTAL OPERATING EXPENSES                     935,176      13,793      1,676,167      14,318
                                           ---------------------    -----------------------

LOSS FROM OPERATIONS                        (780,204)    (13,793)    (1,468,788)    (14,318)

OTHER INCOME (EXPENSE):

Other income, net                              2,219          --         68,147          --
Interest income (expense)                      1,995     (53,129)       (10,858)   (106,257)
                                           ---------------------    -----------------------
TOTAL OTHER INCOME (EXPENSE)                   4,214     (53,129)        57,289    (106,257)
                                           ---------------------    -----------------------

NET LOSS                                   $(775,990)   $(66,922)   $(1,411,499)  $(120,575)
                                           =====================    =======================

NET LOSS PER SHARE - BASIC AND DILUTED     $   (0.01)   $     --    $     (0.02)  $   (0.01)
                                           ---------------------    -----------------------

THREE MONTHS ENDED JUNE 30, 2004

Revenue:

Operating revenue increased $789,475, or 100%, to $789,475 for the three months ended June 30, 2004, from zero for the three months ended June 30, 2003. The increase was as a result of acquiring RGA 2003 and reporting the results of operations in 2004 with no comparable results for 2003.

Cost of Sales:

Cost of sales increased $634,503, or 100%, to $634,503 for the three months ended June 30, 2004, from zero for the three months ended June 30, 2003. The increase was as a result of acquiring RGA 2003 and reporting the results of operations in 2004 with no comparable results for 2003.

Operating Expenses:

Operating expenses increased $921,383, or 6,680%, to $935,176 for the three months ended June 30, 2004 from $13,793 for the three months ended June 30, 2003. The increase was primarily the result of the fact that we commenced as an operating company effective January 1, 2004 with the related expenses for operations compared to being a development stage company searching for a business strategy during the three months ending June 30, 2003.

Other Income (Expense):

Other expense decreased $57,343, or 108% to $4,214 of income for the three months ended June 30, 2004 from $53,129 of expense for the three months ended June 30, 2003. The decrease was primarily the result of a $55,124 decrease in interest expense due to the conversion of notes payable-related party into common stock.

SIX MONTHS ENDED JUNE 30, 2004

Revenue:

Operating revenue increased $1,286,077, or 100%, to $1,286,077 for the six months ended June 30, 2004, from zero for the six months ended June 30, 2003. The increase was as a result of acquiring RGA 2003 and reporting the results of operations in 2004 with no comparable results for 2003.

Cost of Sales:

Cost of sales increased $1,078,698, or 100%, to $1,078,698 for the six months ended June 30, 2004, from zero for the six months ended June 30, 2003. The increase was as a result of acquiring RGA 2003 and reporting the results of operations in 2004 with no comparable results for 2003.

Operating Expenses:

Operating expenses increased $1,661,849, or 11,607%, to $1,676,167 for the six months ended June 30, 2004 from $14,318 for the six months ended June 30, 2003. The increase was primarily the result of the fact that we commenced as an operating company effective January 1, 2004 with the related expenses for operations compared to being a development stage company searching for a business strategy during the six months ending June 30, 2003.

Other Income (Expense):

Other income (expense) increased $163,546, or 154% to $57,289 of income for the six months ended June 30, 2004 from $106,257 of expense for the six months ended June 30, 2003. The income increase was primarily due to a $55,000 write off of accrued consulting expense as the result of the termination of a related party agreement and a $95,399 decrease in interest expense due to the conversion of notes payable-related party into common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $65,338 at June 30, 2004 as compared to $8,090 at December 31, 2003 and working capital deficit was $1,756,384 at June 30, 2004 as compared to $2,047,402 at December 31, 2003. The decrease in the working capital deficit is primarily due to the issuance of common stock for the conversion of notes payable in the amount of $379,070 and the conversion of accounts payable in the amount of $406,833, and the issuance of common stock in exchange for a note receivable of $268,900, offset by continuing losses.

Operating Activities: Net cash used in operating activities was $415,331 for the six months ended June 30, 2004 compared to $26,967 used in operating activities for the six months ended June 30, 2003. The increase in cash used in operations resulted primarily from the Company's continuing net losses and inability to provide sufficient cash flow to fund current operations.

Investing Activities: Net cash used in investing activities was $459,805 for the six months ended June 30, 2004 compared to zero for the six months ended June 30, 2003. The increase in cash used in investing activities was due to $54,945 of purchases of property and equipment and a $404,860 acquisition purchase price adjustment.

Financing Activities: Net cash provided by financing activities was $932,384 for the six months ended June 30, 2004 compared to $30,675 for the six months ended June 30, 2003. The increase in cash provided by financing activities was primarily due to $872,076 of proceeds received from the private sale of common stock, $185,100 of proceeds from the issuance of notes payable, offset by repayments of $100,000 on a bank line of credit, and $119,799 of repayments on notes payable - related party.

SHORT-TERM DEBT

We are highly leveraged. At June 30, 2004, current liabilities exceeded current assets by $1,756,384, stockholders' deficiency was $1,461,320 and we had an accumulated deficit of $6,080,599. The following table is a summary of short-term debt as of June 30, 2004:

Short-term debt at June 30, 2004 consisted of the following:

BANK LINE OF CREDIT

$335,000 bank line of credit, dated February 28, 2004, bearing      $  300,000
interest at the bank's prime rate plus three percent, payable       ==========
monthly with principal due at maturity on August 28, 2004.

On March 5, 2003, RG entered into a revolving line of credit facility with Town North Bank in the amount of $400,000 and the entire capacity of the facility had been drawn down and was outstanding at December 31, 2003. On February 2, 2004, we made a principal payment in the amount of $15,000 reducing the outstanding balance to $385,000. On February 28, 2004, RG signed a Renewal, Extension and Modification Agreement (February Amendment) which amended the credit agreement with Town North Bank. The terms of the February Amendment extended the maturity date from February 28, 2004 to May 28, 2004, decreased the maximum borrowing amount from $400,000 to $335,000, changed the agreement to a non-revolving facility and increased the interest rate from the existing 7.9% to the lesser of the Prime Rate as defined in the February Amendment plus three percent or the highest lawful interest rate. In connection with the February Amendment, a mandatory principal payment of $50,000 was made by RG.

The credit agreement became due on May 28, 2004 and on June 28, 2004, RG signed a Renewal, Extension and Modification Agreement (May Amendment) which extended the maturity date of the credit agreement from May 28, 2004 to August 28, 2004, changed the interest rate to 8.25%, required a mandatory principal payment of $35,000 and required that a separate bank credit card balance of approximately $32,000 be paid in full. The Company could not make the required payment and an RG founder and significant shareholder of the Company made a payment on behalf of the Company to the bank of $71,004, including expenses (See Notes Payable below). The Line of Credit facility is guaranteed jointly and severally by RG and three of the founders of RGA and is secured by the receivables of RG.

NOTES PAYABLE - RELATED PARTY

$75,000 unsecured promissory note, dated October 2003, bearing
interest at 10% per annum and due on demand.                         $  19,632

$15,000 unsecured promissory note dated October 2003, bearing interest at 9.2% with monthly payments of $432.32 and due March
2007.                                                                   12,390

$211,326 unsecured promissory note, dated December 2003, bearing
no interest and due on demand.                                         211,326

$71,004 unsecured promissory note, dated May 28, 2004, bearing no
interest and due on demand.                                             71,004
                                                                     ---------
                                                                     $ 314,352
                                                                     =========

In October 2003, we executed a $75,000 unsecured promissory note, of which $19,632 is outstanding at June 30, 2004. The promissory note is with an officer of Invvision, interest of 10% per annum and is due on demand.

In October 2003, we executed a $15,000 unsecured promissory note, of which $12,390 is outstanding at June 30, 2004. The promissory note is with an officer of Invvision. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007.

Through December 2003, we had received $197,025 of proceeds in the form of a loan from Rea Capital Corporation ("RCC"), a major stockholder of Invvision and which is wholly owned by Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of Invvision. For the three months ended March 31, 2004, an additional $14,301 of proceeds was received by Invvision resulting in a balance of $211,326 at June 30, 2004. We intend to retire the unsecured loan with the issuance of common stock before September 30, 2004.

In June 2004, a significant stockholder of the Company and a founder of RG paid $71,004 on behalf of the Company to a bank for a mandatory payment required under a line of credit (See Bank Line of Credit above). The promissory note is unsecured and is due on demand.

NOTES PAYABLE



$75,000 unsecured promissory note dated September 2004, bearing
interest at 15% per annum and due on demand.                           $ 75,000

$185,100 unsecured promissory note, dated May 2004, bearing no
interest and due on demand.                                             185,100
                                                                        -------

                                                                       $260,100
                                                                       ========

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. We are accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available.

Through May 2004, we had received $185,100 of proceeds in the form of a loan from an unrelated third party. We intend to retire the unsecured loan with the issuance of common stock before September 30, 2004.

EQUITY FINANCING

In January 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $484,575 of cash proceeds, representing 9,707,716 shares of common stock at an average $0.05 per share to accredited and non-accredited investors.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Act. In conjunction with that offering, we received $387,501 of cash proceeds, representing 3,875,750 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We issued 1,385,750 of these shares and at June 30, 2004, 2,490,000 shares had not been issued by the transfer agent and we have recorded the 2,490,000 shares as Common Stock Subscribed.

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

The time required for Invvision to become profitable is highly uncertain, and we cannot be assured that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of Invvision, including the state of the capital markets and the prospects for business. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of Invvision common stock.

We cannot be assured that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of Invvision to continue as a going concern.

We expect revenues will increase throughout the remainder of 2004 as a result of the acquisition of RGA 2003 on December 30, 2003 as noted previously. Additionally, we have been successful in obtaining funding from the private sale of common stock in 2004 as discussed above in Equity Financing. As a result, we believe we may have sufficient resources to cover our working capital requirements for the next twelve months. However, we cannot be assured that the business will provide sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet projected cash flow needs.

The ability to obtain additional financing depends on many factors beyond the control of Invvision, including the state of the capital markets, the market price of our common stock and the prospects for business. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of Invvision common stock. Failure to obtain commitments for financing would have a material adverse effect on business, results of operations and financial condition. If the financing we require to sustain anticipated working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table highlights, as of June 30, 2004, our contractual obligations and commitments by type and period:

                                                  PAYMENTS DUE BY PERIOD
                                        LESS THAN 1                             AFTER
CONTRACTUAL OBLIGATIONS         TOTAL      YEAR     1-3 YEARS    4-5 YEARS     5 YEARS
-----------------------         -----      ----     ---------    ---------    ----------

Short-Term Debt:
---------------
Bank Line of Credit            300,000    300,000           --           --           --

Notes Payable-Related Party    314,352    314,352           --           --           --

Notes Payable                  260,100    260,100           --           --           --
                              --------   --------   ----------   ----------   ----------

Total Debt                    $874,452   $874,452           --           --           --
                              ========   ========   ==========   ==========   ==========

2004 OUTLOOK

The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing along with the successful implementation of the business strategy. There is no assurance that additional equity or debt financing will be available on terms acceptable to Invvision management.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

John E. Rea, our Chief Executive Officer and Bruce A. Hall, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of June 30, 2004.

We have included $147,310 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its account classified withholding taxes payable as of June 30, 2004. We have structured an agreement with the Internal Revenue Service to pay the entire amount by September of 2004. However, such amounts are subject to potential federal tax liens.

ITEM 2. CHANGES IN SECURITIES

ISSUANCES OF COMMON STOCK

In January 2004, 300,000 shares of common stock were issued for professional services at $0.05 per share, and $15,000 was recorded as consulting expense. In March 2004, 379,530 shares of common stock were issued for legal services at $0.05 per share, and $18,977 was recorded as professional expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, the Company issued a total of 679,530 shares and recorded a total of $33,977 for consulting expense.

In March 2004, 200,000 shares of common stock were issued to two individuals for directors' services at $0.05 per share, and $10,000 was recorded as directors' fees expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above.

As of March 30, 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Act. In conjunction with that offering, we received $484,575 of cash proceeds and issued 9,707,716 shares of our common stock at an average price of $0.05 per share to accredited and non-accredited investors.

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

In April 2004, 247,166 shares of common stock were issued for professional services at $0.05 per share, and $12,357 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In June 2004, 150,000 shares of common stock were issued for professional services at $0.10 per share, and $15,000 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In June 2004, 50,000 shares of common stock were issued for professional services at $0.45 per share and $22,500 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market price of the common stock. In June 2004, 50,000 shares of common stock were issued at $0.33 per share, and $16,500 was recorded as consulting expense. In January 2004, we issued 414,685 shares of common stock at $0.05 per share for an investment in a real estate limited partnership. In June 2004, we determined that the joint venture would not proceed and the 414,685 previously issued shares representing $36,402 were reclassed to professional services as consulting expense. The issuance of all these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, during the three months ended June 30, 2004, the Company issued a total of 911,851 shares and recorded a total of $102,760 for consulting expense.

In April 2004, we issued 220,000 shares of common stock at $0.05 per share as compensation to employees and recorded $11,000 as compensation expense. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to
Section 4(2) of the Act.

In April 2004 in accordance to the terms of the Acquisition Agreement between Invvision and RGA 2003, we issued 80,000,000 shares of our common stock at the agreed upon $0.019 per share to the shareholders of RGA 2003 as follows:
60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. As of June 30, 2004, the required conditions have been met and the Company has recorded the 20,000,000 shares as Common Stock Subscribed.

In May 2004, 100,000 shares of common stock were issued to an individual for directors' services at $0.10 per share, and $10,000 was recorded as directors' fees expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $387,501 of proceeds, representing 3,875,750 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We issued 1,385,750 of these shares and at June 30, 2004, 2,490,000 shares had not been issued by the transfer agent and we have recorded the 2,490,000 shares as Common Stock Subscribed (see Common Stock Subscribed below).

In June 2004, we issued 2,429,000 shares of common stock at $0.10 per share in exchange for a note receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In June 2004, we issued 400,000 shares of common stock at $0.05 per share for the purchase of property and equipment from a related party (See Related Party Transaction - Note 10). The valuation of the shares issued was based upon recent sales of common stock through our private placement at $0.05 discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In June 2004, we issued 290,235 shares of common stock at $0.10 per share in exchange for a subscription receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to
Section 4(2) of the Act. In January 2004, we issued 260,000 shares of common stock at $0.05 per share in exchange for a note receivable from an unrelated third party. In June 2004, we reclassed the 260,000 shares from a note receivable to a subscription receivable. In total 550,235 shares of common stock were issued in exchange for a subscription receivable from two unrelated third parties.

COMMON STOCK SUBSCRIBED

In April 2004 in accordance to the terms of the Acquisition Agreement between Invvision and RGA 2003, we issued 80,000,000 shares of our common stock at the agreed upon $0.019 per share to the shareholders of RGA 2003 as follows:
60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. As of June 30, 2004, the required conditions have been met and the Company has recorded the 20,000,000 shares as Common Stock Subscribed.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $387,501 of proceeds, representing 3,875,751 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We issued 1,385,750 of these shares and at June 30, 2004, 2,490,000 shares had not been issued by the transfer agent and we have recorded the 2,490,000 shares as Common Stock Subscribed (see Common Stock Subscribed below).

In June 2004, we agreed to issue 100,000 shares of common stock at $0.05 per share in exchange for a subscription receivable from an unrelated third party.

The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. In June 2004, we agreed to issue 10,000 shares of common stock at $0.10 per share in exchange for a subscription receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. In total 110,000 shares were agreed to be issued and the Company has recorded the 110,000 shares as Common Stock Subscribed.

CANCELLATIONS OF COMMON STOCK

In January 2004, 30,551 shares of common stock were cancelled in error. We anticipate that the error will be corrected before September 30, 2004.

COMMON STOCK WARRANTS

In May 2001, we granted a corporation, which is a stockholder of Invvision, a warrant to purchase 1,000,000 shares of our common stock at a price of $1.00 per share in exchange for $100,000 cash. The warrant exercise period was to commence upon the granting of free trading shares in an Arkansas corporation, which had filed for federal bankruptcy protection under Chapter 11 of the federal bankruptcy laws. We were under contract to purchase this corporation from the federal bankruptcy trustee at the time the warrant was issued. The contract to purchase this corporation was subsequently terminated. As a result, in February 2002, we amended the warrant agreement to grant an option to purchase 2,000,000 shares of Invvision's $.001 par value common stock at a price of $.50 per share. The warrants expire February 28, 2005.

In May 2004, we granted a corporation, which is a stockholder of Invvision, a warrant to purchase 1,000,000 shares of our common stock at a price of $0.10 per share in exchange for previous and ongoing equity advisory services to assist the Company. We determined that the fair market value of the services provided was $30,000 based upon comparable services in the marketplace and the entire $30,000 has been recorded against additional paid-in-capital at June 30, 2004.

In June 2004, we granted a corporation, which is a strategic partner of Invvision, a warrant to purchase 2,000,000 shares of our common stock through June 2009 at a price of $1.00 per share in exchange current and ongoing strategic financial services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

------------------------------------- ----------------------------------- -----------------------------------
Exhibit                               Title                               Location
------------------------------------- ----------------------------------- -----------------------------------
31.1                                  Certification by Principal          Attached
                                      Executive Officer
------------------------------------- ----------------------------------- -----------------------------------
31.2                                  Certification of Principal          Attached
                                      Financial Officer
------------------------------------- ----------------------------------- -----------------------------------
32                                    Certifications of Principal         Attached
                                      Executive and Financial Officer
                                      Pursuant to 906

(b) Reports on Form 8-K.

During the period ended June 30, 2004, we filed the following reports on Form
8-K:

-------------------------------------------------------------- ------------------------------------------------------------
Date of Event Reported                                         Items Reported
-------------------------------------------------------------- ------------------------------------------------------------
April 27, 2004                                                 Items 4 and 7
-------------------------------------------------------------- ------------------------------------------------------------
May 12, 2004                                                   Item 9
-------------------------------------------------------------- ------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of INVVISION CAPITAL, INC., in the capacities and on the dates indicated.

NAME AND SIGNATURE              TITLE                            DATE


                                                                 August 16, 2004


  /s/ John E. Rea               Principal Executive Officer
--------------------------
John E. Rea

  /s/ Bruce a. Hall             Principal Financial Officer
--------------------------
Bruce A. Hall