Form 10QSB
period 2004-09-30
INVVISION CAPITAL INC
filed 2004-11-16
CIK 1088401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                            Commission File #0-80429

                                RG AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

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

The number of shares outstanding of the Company's common stock outstanding on November 9, 2004: 118,885,605

                                RG AMERICA, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION.................................................1

Item 1. Consolidated Financial Statements (Unaudited)..........................2

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................24

Item 3. Evaluation of Disclosure Controls and Procedures.....................34

PART II - OTHER INFORMATION..................................................34

Item 1.  Legal Proceedings...................................................34

Item 2. Changes in Securities................................................35

Item 3. Defaults Upon Senior Securities......................................39

Item 4. Submission of Matters to a Vote of Securities Holders................39

Item 5. Other Information....................................................39

Item 6. Exhibits and Reports on Form 8-K.....................................39

SIGNATURES...................................................................41

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Filed herewith are the following unaudited financial statements:

Consolidated Balance Sheet at September 30, 2004

Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003

Consolidated Statement of Changes in Stockholders' Deficiency for the nine months ended September 30, 2004

Consolidated Statements of Cash Flows for the nine months ended September 30,
2004

Notes to Consolidated Financial Statements

                       RG AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

ASSETS
                                                              September 30,
                                                                  2004
                                                              -------------
Current assets:


Cash and cash equivalents                                     $       -
Contracts receivable, net of allowance for doubtful
   accounts of $74,757                                           701,472
Unbilled revenue                                                  59,765
Prepaid expenses                                                   7,530
Other receivables                                                 95,259
Notes receivable - related party                                  28,485
Notes receivable                                                 268,900
                                                              -----------
Total current assets                                           1,161,411

Property and equipment, net of
   accumulated depreciation of $77,797                           329,253
Goodwill - net                                                   401,033
                                                              -----------
Total assets                                                  $1,891,697
                                                              ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        RG AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

                                                   September 30,
                                                        2004
                                                   -------------
Current liabilities:
Bank overdraft                                     $       8,030
Accounts payable, trade                                1,334,309
Accrued expenses                                         489,360
Withholding taxes payable                                220,518
Deferred revenue                                         495,346
Bank line of credit                                      270,000
Notes payable - related party                             63,254
Notes payable                                            300,455
                                                   -------------
Total current liabilities                              3,181,272
                                                   -------------

Long-term debt - related party                             8,355
                                                   -------------
Total liabilities                                  $   3,189,627

Commitments and contingencies                                 -

STOCKHOLDERS' DEFICIENCY

Stockholders' deficiency
Preferred stock, $.001 par value, 35,000,000
shares authorized, none issued and outstanding                -
Common stock, $.001 par value, 300,000,000
shares authorized, 118,885,605 issued and
outstanding                                              118,886
Common stock subscribed, 27,614,850 shares                27,615
Additional paid in capital                             5,279,772
Common stock warrants                                    130,000

Accumulated deficit                                   (6,854,203)
                                                   -------------
Total stockholders' deficiency                        (1,297,930)
                                                   -------------

Total liabilities and stockholders' deficiency     $   1,891,697
                                                   -------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        RG AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                        2004         2003                    2004         2003
                                                    ---------------------------          --------------------------
Revenues                                            $  476,689      $        -           $ 1,762,766    $        -

Cost of revenues                                       262,150               -             1,340,848             -
                                                    ---------------------------          --------------------------
Gross profit                                           214,539               -               421,918             -

Operating expenses:

Selling, general and administrative                    144,912            2,956              421,841         17,274

Compensation, payroll taxes and benefits               398,244               -             1,128,238              -

Consulting and contract labor                          351,928               -               555,469              -

Professional                                            15,894               -               384,712              -

Rent                                                    44,240               -               121,941              -

Depreciation                                            17,024               -                36,208
                                                    ---------------------------          --------------------------
Total operating expenses                               972,242            2,956            2,648,409         17,274
                                                    ---------------------------          --------------------------

Loss from operations                                  (757,703)          (2,956)          (2,226,491)       (17,274)

Other income (expense):

Other income, net                                            -                -               68,147              -

Gain on bankruptcy settlement of land                        -          157,171                    -        157,171

Interest expense                                       (15,901)         (53,000)             (26,759)      (159,257)
                                                    ---------------------------          --------------------------
Total other income (expense)                           (15,901)         104,171               41,388         (2,086)
                                                    ---------------------------          --------------------------
Net income (loss)                                   $ (773,604)      $  101,215          $(2,185,103)   $   (19,360)
                                                    ===========================          ==========================

Net income (loss) per share - basic and diluted     $    (0.01)      $     0.01          $     (0.02)   $     0.00
                                                    ===========================          ==========================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        RG AMERICA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                                                               Additional   Common
                             Preferred        Common Stock          Common Stock -     Paid-In      Stock   Accumulated    Total
                               Stock                                   Subscribed                                        Stockholder
                           Shares  Amount     Shares     Amount    Shares    Amount    Capital    Warrants    Deficit    Deficiency
                          ----------------------------------------------------------------------------------------------------------
Balance at December
  31, 2003                   -    $ -    8,440,040    $ 8,440          -   $ -       $2,743,561  $100,000  $(4,669,100) $(1,817,099)

Stock issued for
subscribed stock                           955,000        955   (955,000)     (955)           -         -            -            -

Stock issued for
professional services        -      -    2,058,048      2,058    693,330       693      404,653         -            -      407,404

Stock issued for
directors' fees              -      -      300,000        300          -         -       19,700         -            -       20,000

Proceeds from sale of        -      -   11,093,466     11,094  3,440,000     3,440      952,542         -            -      967,076
common stock

Stock issued in              -      -    2,689,000      2,689          -         -      266,211         -            -      268,900
exchange for note
receivable

Stock issued for             -      -    6,655,846      6,656  4,226,520     4,227      579,513         -            -      590,396
conversion of notes
payable

Stock issued for             -      -    4,423,968      4,424          -         -      402,409         -            -      406,833
conversion of accounts
payable

Stock issued and             -      -       10,002         10          -         -          490         -            -          500
held by transfer agent
for instruction

Stock issued for property    -      -      490,000        490          -         -       28,510         -            -       29,000
and equipment

Stock issued for employee                  220,000        220    100,000       100       20,680         -            -       21,000
compensation

Stock issued in              -      -      550,235        550    110,000       110       47,363         -            -       48,023
exchange for other
receivables

Stock issued for RGA                    80,000,000     80,000 20,000,000    20,000     (100,000)        -            -            -
acquisition

Stock issued for PBS                     1,000,000      1,000          -         -      349,000         -            -      350,000
acquisition

Stock warrant issued         -      -           -          -           -         -      (30,000)    30,000           -            -
for equity services

Purchase price
adjustment                                      -          -           -         -     (404,860)        -            -     (404,860)

Net loss, nine               -      -           -          -           -         -            -         -   (2,185,103)  (2,185,103)
months ended September
30, 2004
                          ----------------------------------------------------------------------------------------------------------
Balance at
September 30, 2004           -     $-  118,885,605   $118,886 27,614,850   $27,615   $5,279,772   $130,000 $(6,854,203) $(1,297,930)


               The accompanying notes are an integral part of the
                       consolidated financial statements

                                RG AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                2004                 2003
                                                                        --------------------------------------
Operating Activities:
Net loss                                                                $    (2,185,103)      $       (19,360)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation                                                                  36,208                 1,125
   Provision for doubtful accounts                                              (20,051)                   -
   Stock issued for professional services                                       407,404                    -
   Stock issued for employee compensation                                        21,000                    -
   Stock issued for directors' fees                                              20,000                    -
   Gain on bankruptcy settlement of land                                              -              (157,171)
   Changes in operating assets and liabilities:
      Decrease in contracts receivable                                           62,237                    -
      Increase in unbilled revenue and deferred revenue, net                    375,959                    -
      Decrease in prepaid expenses                                               18,228                    -
      Decrease in other receivables                                               5,784                    -
      Increase in notes receivable - related party                                 (116)                   -
      Increase in bank overdraft                                                 (8,030)                   -
      Increase (decrease) in accounts payable, trade                            345,450                14,613)
      Increase in accrued expenses                                              357,208                59,257
      Increase in withholding taxes payable                                      28,850                    -
                                                                        --------------------------------------
Net cash used in operating activities                                           534,972)              (30,762)

Investing Activities:
Purchases of property and equipment                                             (60,481)                   -
Acquisition purchase price adjustment                                          (404,860)                   -
                                                                        --------------------------------------
Net cash used in investing activities                                          (465,341)                   -

Financing Activities:
Repayments of notes payable - related party                                    (156,216)                   -
Repayments of bank line of credit                                              (130,000)                   -
Proceeds from sale of common stock                                              967,076                    -
Proceeds from issuance of notes payable                                         211,356                    -
Proceeds from issuance of notes payable - related party                          90,305                    -
Advances from stockholders                                                        9,702                30,675
                                                                        --------------------------------------
Net cash provided by financing activities                                       992,223                30,675


Net decrease in cash and cash equivalents                                        (8,090)                  (87)
Cash and cash equivalents at beginning of period                                  8,090                   212
                                                                        --------------------------------------
Cash and cash equivalents at end of period                              $            -              $     125
                                                                        ======================================

Cash paid during the period for interest                                $        23,949                    -
                                                                        ======================================

Supplemental Disclosure of Non-Cash Transactions:
Stock issued for conversion of accounts payable                         $       406,833             $      -
Stock issued for conversion of notes payable                                    590,396                    -
Stock issued for purchase of property and equipment                              29,000                    -
Stock issued in exchange for other receivable                                    48,023                    -
Stock issued in exchange for note receivable                                    268,900                    -
Stock issued for RGA acquisition                                              1,900,000                    -
Stock issued for PBS acquisition                                                350,000                    -
Net liabilities assumed in PBS acquisition                                       36,278                    -
Stock issued and held by transfer agent for instruction                             500                    -
Warrant issued for equity advisory service                                       30,000                    -


               The accompanying notes are an integral part of the
                       consolidated financial statements

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.   HISTORY AND NATURE OF BUSINESS

RG America, Inc. ("RG" or the "Company"), formerly known as Invvision Capital, Inc. ("Invvision") is a publicly-traded company that provides a broad array of fee-based services that address clients' risk management needs for their real estate assets. This is accomplished by addressing procedures and costs associated with the risk of a possible loss such as loss control activities and purchasing traditional insurance products. RG also addresses the consequences of a loss after it has occurred by adjusting claims, restoring property and minimizing business interruption costs.

Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc., a Texas corporation ("RGA 2003") and its wholly-owned subsidiaries in a transaction that was accounted for as a combination of entities under common control. The wholly-owned subsidiaries of RGA 2003 that were acquired included: (i) RG Insurance Services, Inc., a Texas corporation ("RGIS") which is a general insurance agency, (ii) RG Risk Management, Inc., a Texas corporation ("RGRM") which is engaged in the business of providing claims management services, (iii) RG Restoration, Inc., a Texas corporation ("RGR") which is engaged in the business of performing commercial property restoration services and (iv) Restoration Group America, Inc., a Texas corporation ("RGA") which holds the intellectual property rights to the proprietary PropertySMARTsm program. The entities sometimes referred to herein as RGIS, RGRM, RGR and RGA are now indirect wholly-owned subsidiaries of Invvision.

According to the terms of the Acquisition Agreement between RG and RGA 2003, in April 2004, we issued 80,000,000 shares of our common stock to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares were unissued subject to the satisfaction of certain additional conditions. In June 2004, the required conditions were met and the Company has recorded the 20,000,000 shares as Common Stock Subscribed.
(See Acquisition - Note 7, and Stockholders' Deficiency - Note 9)

On August 10, 2004, RG acquired all of the common stock of Practical Business Solutions 2000, Inc. ("PBS"). The aggregate purchase was $350,000, which payment consisted of one million (1,000,000) restricted shares of RG's common stock. The terms included (1) an agreement by the stockholders of PBS to escrow 333,333 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and an agreement by RG granting piggyback registration rights for the resale of 35,100 of the purchase consideration shares. (See Acquisition - Note 7)

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003 as discussed above, we are an operating entity and are no longer in the development stage effective as of January 1, 2004.

In August 2004, the shareholders of the Company approved the name of the Company to be changed to RG from Invvision.


2.   GOING CONCERN

The accompanying consolidated financial statements of RG have been prepared assuming that we will continue as a going concern. However, we have and continue to incur net losses which have resulted in a significant accumulated deficit and stockholders' deficiency at September 30, 2004. We had net losses of $2,185,103 and $19,360 for the nine months ended September 30, 2004 and 2003, respectively.

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

At September 30, 2004, current liabilities exceeded current assets by $2,019,861, stockholders' deficiency was $1,297,930 and we had an accumulated deficit of $6,854,203.

The ability of RG to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The time required for RG to become profitable is highly uncertain, and we cannot be assured that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of RG, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock.

We cannot be assured that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of RG to continue as a going concern.

We expect revenues will increase throughout the remainder of 2004 as a result of the acquisition of RGA 2003 on December 30, 2003 and the acquisition of PBS on August 10, 2004 as noted above. Additionally, we have been successful in obtaining funding from the private sale of common stock in 2004 as discussed in Stockholders' Deficiency - Note 9. There is no guarantee that we will be successful in obtaining the required funding required to successfully implement the business plan.

3. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying interim financial statements for the three and nine months ended September 30, 2004 and 2003, included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America "U.S. GAAP" have been condensed or omitted pursuant to such rules and regulations relating to the preparation of interim financial statements.

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments necessary for their fair presentation in conformity with U.S. GAAP.

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of RG and RGA 2003 and their subsidiaries listed previously as of September 30, 2004 and all significant intercompany transactions, accounts and balances have been eliminated.

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

Use of Estimates

When preparing financial statements in conformity with U.S. GAAP, management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, value of non-cash issuances of common stock and revenue recognition on remediation and reconstruction contracts.

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

Revenue Recognition - Construction

The majority of revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. We perform work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. We recognize revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at September 30, 2004. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined. The liability account Deferred revenue in the accompanying Consolidated Balance Sheet includes those amounts that have been billed out to the customer but the revenue has not yet been earned.

Revenue Recognition - Insurance

Insurance premiums collected are primarily for terms of one year. We recognize commission revenue over the course of the year as the commissions are earned and defer revenue recognition on commissions not yet earned. The liability account Deferred revenue in the accompanying Consolidated Balance Sheet includes those amounts that would have to be paid to the insurance carrier if an insurance policy was cancelled.

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

Net Income (Loss) Per Share

Basic net loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or subscribed during the period. Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. At September 30, 2004 and 2003, there were no common stock equivalents outstanding that were dilutive.

                                                    Three Months Ended                        Nine Months Ended
                                                       September 30,                             September 30,
                                                     2004               2003                 2004                  2003
                                                     ----               ----                 ----                  ----
Net income (loss), as reported (numerator)        ($773,604)          $101,215           ($2,185,103)           ($19,360)
                                                   ========           ========            ==========             =======
Weighted average number of common
shares outstanding (denominator)                140,149,118         11,489,990            92,678,730          11,489,990
                                                -----------         ----------            ----------          ----------
Net income (loss) per share                     ($      .01         $      .01            ($     .02)         ($     .00)
                                                ===========         ==========             =========           =========

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

Reclassifications

Certain amounts in the three and nine months ended September 30, 2003 financial statements have been reclassified to conform to the 2004 presentation.

Additionally, the Company has made "Operating expense" reclassifications in the three months ended March 31, 2004 and June 30, 2004 in the Consolidated Statements of Operations presentation. The reclassified "Operating expense" section of the Consolidated Statements of Operations for these periods is provided below.

                                                                        For the three months ended,
                                                                        6-30-04              3-31-04
                                                                        -------              -------
Operating expenses:
Selling, general and administrative                                    $133,628             $143,301
Compensation, payroll taxes and benefits                                400,799              329,195
Consulting and contract labor                                           154,618               48,923
Professional                                                            198,094              170,724
Rent                                                                     38,788               38,913
Depreciation                                                              9,249                9,935
                                                                          -----                -----
Total operating expenses                                               $935,176             $740,991
                                                                       ========             ========


Such reclassifications have been reflected for the nine month period ended September 30, 2004 as shown on the Consolidated Statements of Operations.

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

4.   CONTRACTS

A)   CONSTRUCTION CONTRACTS

Construction contracts receivable were comprised of the following at September 30, 2004:

Contract receivables billed:
Completed contracts                                                 $   182,500
Contracts in progress                                                   515,352
Retainage                                                                    -
Less: Allowance for doubtful accounts                                  ( 74,757)
                                                                     -----------
                                                                    $   623,095

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized.

Balances at September 30, 2004 were comprised of the following:

Costs incurred on uncompleted contracts                             $ 1,010,198
Estimated earnings                                                      108,220
                                                                     ----------
                                                                      1,118,418
Less: Billings to date                                               (1,462,867)
                                                                     -----------
                                                                    $  (344,449)
Balance sheet presentation:
Unbilled revenue                                                    $    59,765
Deferred revenue                                                       (404,214)
                                                                     ----------
                                                                    $  (344,449)

B)   INSURANCE CONTRACTS

Balance sheet presentation:                                         $        -
Unbilled                                                                (91,132)
                                                                     ----------
Deferred revenue                                                    $   (91,132)
                                                                     ==========

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized.

C)   ENGINEERING CONTRACTS

Engineering contracts receivable were comprised of the following at September 30, 2004:

Contract receivables billed:
Completed contracts                                                 $        -
Contracts in progress                                                    78,377
Retainage                                                                    -
Less: Allowance for doubtful accounts                                        -
                                                                     ----------
                                                                    $    78,377

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

5.   MARKETABLE SECURITIES

In June 2004, we received from a corporation, which is a strategic partner of RG, a warrant to purchase 2,000,000 shares of RG's common stock through June 2009 at a price of $3.25 per share in exchange for current and ongoing strategic financial services. No value was assigned to the warrant since the exercise price of $3.25 per share significantly exceeds the fair market value of the stock price per share on the measurement date.
6.   PROPERTY AND EQUIPMENT

Property and equipment were as follows at September 30, 2004:

Leasehold improvements                 $   165,536
Machinery and equipment                    172,333
Furniture and fixtures                      69,182
Accumulated depreciation                   (77,798)
                                       ------------
                                       $   329,253


7.   ACQUISITION

Effective as of December 30, 2003, we acquired all of the capital stock of RGA 2003 and its wholly-owned subsidiaries in a transaction that was accounted for as a combination of entities under common control. The wholly-owned subsidiaries of RGA 2003 that were acquired included: (i) RGIS, which is a general insurance agency, (ii) RGRM, which is engaged in the business of providing claims management services, (iii) RGR, which is engaged in the business of performing commercial property restoration services and (iv) RGA, which holds the intellectual property rights to the proprietary PropertySMARTsm program. All of these entities are now indirect wholly-owned subsidiaries of RG.

The purchase price was 100,000,000 shares of our common stock valued at $0.019 per share, or a total of $1,900,000. According to the terms of the Acquisition Agreement between RG and RGA 2003, in April 2004, we issued 80,000,000 shares of our common stock to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares were unissued subject to the satisfaction of certain additional conditions. As of June 30, 2004, the required conditions had been met and the Company recorded the 20,000,000 shares as Common Stock Subscribed - See Stockholders' Deficiency - Note 9.

Subsequently, we determined that RGA 2003's accounts receivable and accounts payable balances at December 30, 2003, the effective date of the acquisition, did not reflect customer credits and accrued vendor liabilities totaling $404,860. As a result, in June 2004, we adjusted the effect of the related transactions as a purchase price adjustment through additional paid-in-capital.

On August 10, 2004, RG acquired all of the common stock of Practical Business Solutions 2000, Inc. ("PBS"). The aggregate purchase was $350,000, which payment consisted of one million (1,000,000) restricted shares of RG's common stock. In addition, the Company incurred $14,755 in related transaction cost. The terms included (1) an agreement by the stockholders of PBS to escrow 333,333 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and an agreement by RG granting piggyback registration rights for the resale of 35,100 of the purchase consideration

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


shares. The results of operations of PBS have been included in RG's results of operations since the completion of the acquisition.

The cost of the acquisition has been allocated to the assets and liabilities acquired with the remainder recorded as goodwill as follows:

Working capital                                      $ (81,955)
Noncurrent assets and liabilities, net                  45,677
Goodwill                                               401,033
                                                     ---------
Total acquisition cost                               $ 364,755
                                                     =========

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred as of the beginning of the immediately proceeding period. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such periods, nor or is it indicative of future results of operations. The pro forma amounts give affect to appropriate adjustments for the fair value of the assets acquired:

                                                     Three months ended                 Nine months ended
                                                         September 30,                    September 30,
                                                    2004             2003             2004          2003
                                                    ----             ----             ----          ----
Revenues                                         $ 478,939         $288,010       $ 1,857,872     $382,382
Net income (loss) from continuing operations      (858,399)         174,100        (2,399,451)     103,069
Net income (loss)                                 (874,300)         278,271        (2,358,063)     100,983
Net income (loss) per share                      $(   0.01)        $   0.02       $(     0.03)    $   0.01

8.   DEBT

SHORT-TERM DEBT

Short-term debt at September 30, 2004 consisted of the following:

Bank Line of Credit

$335,000 bank line of credit, dated February 28, 2004,
bearing interest at the bank's prime rate plus three              $  270,000
percent, payable  monthly  with  principal  due at                ==========
maturity on  January 28, 2005.

On March 5, 2003, RG entered into a revolving line of credit facility with Town North Bank in the amount of $400,000 and the entire capacity of the facility had been drawn down and was outstanding at December 31, 2003. On February 2, 2004, we made a principal payment in the amount of $15,000 reducing the outstanding balance to $385,000. On February 28, 2004, RG signed a Renewal, Extension and Modification Agreement "February Amendment" which amended the credit agreement with Town North Bank. The terms of the February Amendment extended the maturity date from February 28, 2004 to May 28, 2004, decreased the maximum borrowing amount from $400,000 to $335,000, changed the agreement to a non-revolving facility and increased the interest rate from the existing 7.9% to the lesser of the Prime Rate as defined in the February Amendment plus three percent or the highest lawful interest rate. In connection with the February Amendment, a mandatory principal payment of $50,000 was made by RG.

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

The credit agreement became due on May 28, 2004 and on June 28, 2004, RG signed a Renewal, Extension and Modification Agreement "May Amendment" which extended the maturity date of the credit agreement from May 28, 2004 to August 28, 2004, changed the interest rate to 8.25%, required a mandatory principal payment of $35,000 and required that a separate bank credit card balance of approximately $32,000 be paid in full. The Company could not make the required payment and an RG founder and significant shareholder of the Company made a payment on behalf of the Company to the bank of $71,004, including expenses (See Notes Payable below). The line of credit facility is guaranteed jointly and severally by RG and three of the founders of RGA and is secured by the receivables of RG. On September 29, 2004, a mandatory principal payment of $20,000 was made by RG. On September 29, 2004, RG signed a third Renewal, Extension and Modification Agreement which extended the maturity date of the credit agreement from August 28, 2004 to January 28, 2005. After September 29, 2004, all construction accounts receivables shall be paid or wired directly to the Lender and the proceeds thereof shall be divided as follows: sixty (60%) paid to the Lender to be applied to the principal balance of the note and forty (40%) paid to the Borrower to be used as working capital. This allocation of the proceeds of construction accounts receivable shall be applicable until such time as the principal balance of the note has been paid in full to the Lender. In addition, not later than October 15, 2004, borrower shall cause a related party to enter into a written agreement with a licensed Texas realtor, wherein this related party will list for sale real estate described in the Deed of Trust at a sales price mutually acceptable to the related party and the Lender, for which the related party will sell such real estate with the proceeds paid to the Lender to be applied to the principal balance of the note. (See Subsequent Events - Note
12).

Notes payable - Related Party


$75,000 unsecured promissory note, dated October 2003, bearing
interest at 10% per annum and due on demand.                           $ 19,632

$71,004 unsecured promissory note, dated June 28, 2004, bearing
no interest and due on demand.                                           35,502

$5,000 unsecured promissory note, dated July 30, 2004, bearing
interest at 10% per annum and due on demand.                              5,000

Current portion of long-term debt - Related party                         3,120
                                                                        -------
                                                                       $ 63,254

In October 2003, we executed a $75,000 unsecured promissory note, of which $19,632 is outstanding at September 30, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. (See Related Party Transactions - Note 11).

In October 2003, we executed a $15,000 unsecured promissory note, of which $3,120 is the short term portion outstanding at September 30, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Related Party Transactions Note 11).

Through December 2003, we had received $197,025 of proceeds in the form of a loan from Rea Capital Corporation ("RCC"), a major stockholder of RG and which is wholly owned by Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of RG. For the three months ended March 31, 2004, an additional $14,301 of proceeds was received by RG resulting in a balance of $211,326 at June 30, 2004. We retired the unsecured loan with the issuance of common stock on September 30, 2004. (See Related Party Transactions Note 11).

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

In June 2004, a significant stockholder of the Company and a founder of RG paid $71,004 on behalf of the Company to a bank for a mandatory payment required under a line of credit (See Bank Line of Credit above). On August 27, 2004, the Company made a principal payment of $35,502. The promissory note is unsecured and is due on demand.

In July 2004, we executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at September 30, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. (See Related Party Transactions
- Note 11).


Notes payable

$75,000 unsecured promissory note dated September 2004, bearing
interest at 15% per annum and due on demand.                          $  75,000

$185,100 unsecured promissory note, dated May 2004, bearing no
interest and due on demand.                                             185,100

$6,000 unsecured promissory note dated July 2003, bearing interest
at 8% per annum and due on demand.                                        6,000

$8,099 unsecured promissory note dated July 2003, bearing interest
at 8% per annum and due on demand.                                        8,099

$26,256 unsecured promissory note dated September 2004, bearing
interest at 12% per annum and due on demand.                             26,256
                                                                      ---------
                                                                      $ 300,455
                                                                      =========

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. We are accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available.

Through May 2004, we had received $185,100 of proceeds in the form of a loan from an unrelated third party. We intend to retire the unsecured loan with the issuance of common stock before December 31, 2004.

On August 8, 2004, through the acquisition of PBS, we assumed a $6,000 unsecured promissory note from an unrelated party. We are accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds are available.

On August 8, 2004, through the acquisition of PBS, we assumed a $8,099 unsecured promissory note from an unrelated party. We are accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds are available.

On September 30, 2004, we had received $26,256 of proceeds in the form of a loan from an unrelated third party. This loan had an interest rate of 12% and was repaid on October 14, 2004.

LONG-TERM DEBT

Long-term Debt - Related Party

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

$15,000 unsecured promissory note dated October 2003, bearing interest at 9.2% with monthly payments of $432.32 and due
March 2007                                                             $11,475

Less: Current portion                                                    (3,120)
                                                                       --------
                                                                       $  8,355
                                                                       ========

In October 2003, we executed a $15,000 unsecured promissory note, of which $11,475 is outstanding at September 30, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Related Party Transactions Note 11).

9.   STOCKHOLDERS' DEFICIENCY

Capital Structure

We are authorized to issue up to 300,000,000 shares of common stock, $.001 par value per share, of which 118,885,605 were issued and outstanding at September 30, 2004 (See Subsequent Events Note 11). We are also authorized to issue up to 35,000,000 shares of preferred stock, $.001 par value per share, of which none were issued and outstanding at September 30, 2004. Additionally, we had 27,614,850 shares subscribed but not issued at September 30, 2004 and these have been recorded as Common Stock Subscribed.

In May 2004, we commenced a $1,800,000 private placement of our common stock at $.30 per share solely to accredited investors. The offering is being conducted in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). As of the date of these financial statements, no proceeds have been received from this offering.

In August 2004, the stockholders of the Company approved the Company's 2004 Omnibus Stock Plan for the issuance of up to 30,000,000 shares of the Common Stock. Additionally, in August 2004, the stockholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company's common stock by a ratio of between one-for-two and one-for-six, inclusive, to be made at the sole discretion of the Board of Directors before December 31, 2004. The Company can provide no assurance that the reverse stock split will be implemented before December 31, 2004. (see Note 10 - Commitments and Contingencies)


Issuances of Common Stock

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

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

In January 2004, we issued 10,002 shares of common stock at $0.05 per share and the transfer agent is holding the shares pending instructions from RG on how the shares should be named. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

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

In April 2004, 247,166 shares of common stock were issued for professional services at an agreed to price of $0.05 per share, and $12,357 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In June 2004, 150,000 shares of common stock were issued for professional services at $0.10 per share, and $15,000 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In June 2004, 50,000 shares of common stock were issued for professional services at $0.45 per share and $22,500 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market price of the common stock. In June 2004, 50,000 shares of common stock were issued at $0.33 per share, and $16,500 was recorded as consulting expense. In January 2004, we issued 414,685 shares of common stock at $0.05 per share for an investment in a real estate limited partnership. In June 2004, we determined that the joint venture would not proceed and the 414,685 previously issued shares representing $36,402 were reclassed to professional services as consulting expense. The issuance of all these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, during the three months ended June 30, 2004, the Company issued a total of 911,851 shares and recorded a total of $102,760 for consulting expense.

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

In April 2004, we issued 220,000 shares of common stock at an agreed to price of $0.05 per share as compensation to employees and recorded $11,000 as compensation expense. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In April 2004, in accordance to the terms of the Acquisition Agreement between RG and RGA 2003, we issued 80,000,000 shares of our common stock at the agreed upon $0.019 per share to the shareholders of RGA 2003 as follows: 60,000,000 shares once the Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. As of September 30, 2004, the required conditions had been met and the Company recorded the 20,000,000 shares as Common Stock Subscribed. (See History and Nature of Business Note 1, Common Stock Subscribed below).

In May 2004, 100,000 shares of common stock were issued to an individual for directors' services at $0.10 per share, and $10,000 was recorded as directors' fees expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $387,501 of proceeds, representing 3,875,750 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We issued 1,385,750 of these shares and at September 30, 2004, 2,490,000 shares had not been issued by the transfer agent and we have recorded the 2,490,000 shares as Common Stock Subscribed (see Common Stock Subscribed below).

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

In June 2004, we issued 400,000 shares of common stock at an agreed to price of $0.05 per share for the purchase of property and equipment from a related party (See Related Party Transaction - Note 10). The valuation of the shares issued was based upon recent sales of common stock through our private placement at $0.05 discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

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

In July 2004, in accordance to the terms of the Acquisition Agreement between RG and PBS, we issued 1,000,000 shares of our common stock at the agreed upon $0.35 per share to the stockholders of PBS.

In July 2004, 400,000 shares of common stock were issued for professional services at $0.29 per share, and $116,000 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

price of the common stock. In July 2004, 66,667 shares of common stock were issued for professional services at $0.15 per share, and $10,000 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market price of the common stock. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, during the three months ended September 30, 2004, the Company issued a total of 466,667 shares and recorded a total of $126,000 for consulting expense.

In July and August 2004, 955,000 shares of common stock were issued from previously recorded Common Stock subscribed.


Common Stock Subscribed

In April 2004, in accordance to the terms of the Acquisition Agreement between RG and RGA 2003, we issued 80,000,000 shares of our common stock at the agreed upon $0.019 per share to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. In June 30, 2004, the required conditions were met and the Company recorded the 20,000,000 shares as Common Stock Subscribed.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $387,501 of proceeds, representing 3,875,750 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We issued 1,385,750 of these shares and at September 30, 2004, 2,490,000 shares had not been issued by the transfer agent and we have recorded the 2,490,000 shares as Common Stock Subscribed.

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

In August 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $95,000 of proceeds, representing 950,000 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We have not issued any of these shares and at September 30, 2004, 950,000 shares had not been issued by the transfer agent and we have recorded the 950,000 shares as Common Stock Subscribed.

In September 2004, we agreed to issue 100,000 shares of common stock at $0.10 per share as compensation to an employee and recorded $10,000 as compensation expense. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. We have not issued any of these shares and at September 30, 2004, 100,000 shares had not been issued by the transfer agent and we have recorded the 100,000 shares as Common Stock Subscribed.

In September 2004, we agreed to issue 4,226,520 shares of common stock at $0.05 per share in conversion of notes payable to a related party. The valuation of the shares issued was based upon recent sales of common stock through a private

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

placement offering. We have not issued any of these shares and at September 30, 2004, 4,226,520 shares had not been issued by the transfer agent and we have recorded the 4,226,520 shares as Common Stock Subscribed.

In July through September 2004, we agreed to issue 200,000 shares of common stock for professional services at $0.26 per share, and $52,000 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock. In July through September 2004, we agreed to issue 383,330 shares of common stock for professional services at $0.20 per share, and $76,666 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock. In July through September 2004, we agreed to issue 100,000 shares of common stock for professional services at $0.15 per share, and $15,000 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock. In July through September 2004, we agreed to issue 10,000 shares of common stock for professional services at $0.10 per share, and $1,000 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock. We have not issued any of these shares and at September 30, 2004, 693,330 shares had not been issued by the transfer agent and we have recorded the 693,330 shares as Common Stock Subscribed.

In July and August 2004, 955,000 shares of common stock were issued from previously recorded Common Stock subscribed.

Common Stock Warrants

In May 2001, we granted a corporation, which is a stockholder of RG, a warrant to purchase 1,000,000 shares of our common stock at a price of $1.00 per share in exchange for $100,000 cash. The warrant exercise period was to commence upon the granting of free trading shares in an Arkansas corporation, which had filed for federal bankruptcy protection under Chapter 11 of the federal bankruptcy laws. We were under contract to purchase this corporation from the federal bankruptcy trustee at the time the warrant was issued. The contract to purchase this corporation was subsequently terminated. As a result, in February 2002, we amended the warrant agreement to grant an option to purchase 2,000,000 shares of RG's $.001 par value common stock at a price of $.50 per share. The warrants expire February 28, 2005. In May 2004, we granted a corporation, which is a stockholder of RG, a warrant to purchase 1,000,000 shares of our common stock at a price of $0.10 per share in exchange for previous and ongoing financial advisory services to assist the Company. We determined that the fair market value of the services provided was $30,000 based upon comparable services in the marketplace and the entire $30,000 has been recorded against additional paid-in-capital. In June 2004, we granted a corporation, which is a strategic partner of RG, a warrant to purchase 2,000,000 shares of our common stock through June 2009 at a price of $1.00 per share in exchange current and ongoing strategic financial services.

10.  COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of September 30, 2004.

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

We have included $220,518 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of September 30, 2004. $182,953 is for RGA and we are in the process of structuring an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS's $37,565 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest However, such amounts are subject to potential federal tax liens.

Through our subsidiary, RGA, we lease our corporate headquarters under a short-term lease that expired in December 2003 and that is being continued on a month-to-month basis for the foreseeable future at a monthly rental rate of $12,971.

We have capitalized leasehold improvements for costs incurred related to our corporate headquarters based on management's plans that a long-term lease agreement will be arranged. In the event that such an agreement is not reached, the undepreciated value of the leasehold improvements would be charged to earnings. The undepreciated value of the leasehold improvements at September 30, 2004 is $165,536.

We are obligated under various employment agreements with members of executive management that provide for annual compensation of $1,198,000 and transportation allowances of $76,200 along with other general employee benefits. The agreements provide for employment at will and do not further obligate us when employment is terminated.

11.  RELATED PARTY TRANSACTIONS

On February 15, 2001, we entered into a consulting agreement with RCC to provide business, management and financial consulting services to RG in exchange for a monthly consulting fee of $20,000 and the reimbursement of service related expenses. RCC is wholly owned by Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of RG. In 2003, the agreement was amended to reduce the monthly consulting fee to $5,000 and effective January 1, 2004, the consulting agreement was terminated and all outstanding amounts owed by RG were forgiven. Accordingly, we recorded $55,000 at March 31, 2004 as other income in the accompanying consolidated statement of operations for the reversal of the accrued balance at December 31, 2003. (See Short-Term Debt Note 8).

Additionally, through December 2003, we had received $197,025 of proceeds from RCC in the form of an unsecured promissory note and for the three months ended March 31, 2004, an additional $14,301 of proceeds were received resulting in a balance of $211,326 at June 30, 2004. We have retired the promissory note with the issuance of common stock on September 30, 2004. (See Short-Term Debt Note
8).

In October 2003, we executed a $75,000 unsecured promissory note, of which $19,632 is outstanding at September 30, 2004. The promissory note is with an officer of RG, the interest rate is 10% per annum and the note is due on demand. (See Short-Term Debt Note 8).

In October 2003, we executed a $15,000 unsecured promissory note, of which $11,475 is outstanding at September 30, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Long-Term Debt Note
8).

                        RG AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

From January through May 1, 2004, the Company paid $37,500 to the Chairman of the Board for consulting services. Effective May 1, 2004, the agreement was modified from $7,500 to $8,500 per month and $15,350 was paid under the revised agreement with a balance of $24,650 outstanding at September 30, 2004.

In June 2004, a significant shareholder of the Company and a founder of RG paid $71,004 on behalf of the Company to a bank for a mandatory payment required under a line of credit (See Bank Line of Credit above). On August 27, 2004, the Company made a principal payment of $35,502. The promissory note is unsecured and is due on demand.

In June 2004, we issued 400,000 shares of common stock at $0.05 per share for the purchase of property and equipment from Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of RG (See Stockholders' Deficiency - Note 9). As a result of this transaction, the Company recorded $20,000 of PP&E on the consolidated balance sheet.

In July 2004, we executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at September 30, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. (See Related Party Transactions
- Note 11).

In August 2004, the shareholders of the Company approved the Company's 2004 Omnibus Stock Plan for the issue of up to 30,000,000. Additionally, in August 2004, the shareholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company's common stock by a ratio of between one-for-two and one-for-six, inclusive, to be made at the sole discretion of the Board of Directors before December 31, 2004. The Company can provide no assurance that the reverse stock split will be implemented before December 31, 2004.


12. SUBSEQUENT EVENTS

On October 15, 2004, the Company made a $57,323 principal payment against its bank line of credit. In addition, on October 20, 2004, the Company made a $47,662 principal payment against its bank line of credit. After these two principal payments, the principal balance remaining of the bank line of credit is $165,015.

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

GENERAL

RG America, Inc. ("RG" or the "Company") is a reporting company pursuant to
Section 12(g) of the Securities Exchange Act of 1934, as amended, and its shares of common stock are publicly traded on the NASD Over The Counter Electronic Bulletin Board ("OTCBB") under the symbol "RGMA".


OVERVIEW OF COMPANY

We provide a broad array of fee-based services that address clients' risk management needs for their real estate assets. We do this by dealing with procedures and costs associated with the risk of a possible loss such as loss control activities and purchasing traditional insurance products. We also deal with the consequences of a loss after it has occurred by adjusting claims, restoring property and minimizing business interruption costs.

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

To minimize possible errors and omissions exposure to RG, we intend to accept insurance "paper" or policies from well capitalized carriers with an A- or better rating from the major insurance rating agencies (i.e., Moody's, Standard & Poors, AM Best, etc.).

Since inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain operations. During the nine months ended September 30, 2004 and 2003, we reported net losses of $2,185,103 and $19,360 respectively.

Our long-term viability as a going concern is dependent on certain key factors, including but not limited to, as follows:
        - The ability to continue to obtain sources of outside financing to support near-term operations.
        - The ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.


RECENT DEVELOPMENTS

Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc., a Texas corporation ("RGA 2003") and its wholly-owned subsidiaries in a transaction that was accounted for as a combination of entities under common control. The wholly-owned subsidiaries of RGA 2003 that were acquired included: (i) RG Insurance Services, Inc., a Texas corporation ("RGIS") which is a general insurance agency, (ii) RG Risk Management, Inc., a Texas corporation ("RGRM") which is engaged in the business of providing claims management services, (iii) RGR Restoration, Inc., a Texas corporation ("RGR") which is engaged in the business of performing commercial property restoration services and (iv) Restoration Group America, Inc., a Texas corporation ("RGA") which holds the intellectual property rights to the proprietary PropertySMARTsm program. The entities sometimes referred to herein as RGIS, RGRM, RGR and RGA are now our indirect wholly-owned subsidiaries.

In April 2004 and according to the terms of the Acquisition Agreement between RG and RGA 2003, we issued 80,000,000 shares of our common stock to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. In June 2004, the required conditions were met but the stock was not issued. Accordingly, the Company has recorded the 20,000,000 shares as Common Stock Subscribed at September 30, 2004.

On August 10, 2004, RG acquired all of the common stock of Practical Business Solutions 2000, Inc. ("PBS"). The aggregate purchase was $350,000, which payment consisted of one million (1,000,000) restricted shares of RG's common stock. The terms included (1) an agreement by the stockholders of PBS to escrow 333,333 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and an agreement by RG granting piggyback registration rights for the resale of 35,100 of the purchase consideration shares.

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003 as discussed above, we are an operating entity and are no longer in the development stage effective as of January 1, 2004.

In August 2004, the shareholders of the Company approved the name of the Company to be changed to RG from Invvision.

GOING CONCERN

The Independent Registered Public Accounting Firm's reports on the financial statements for the years ended December 31, 2003 and December 31, 2002, include an emphasis paragraph in addition to their audit opinion stating that recurring losses from operations, a working capital deficiency and accumulated deficit raise substantial doubt about the ability of RG to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the valuation of non-cash issuances of common stock, the allowance for doubtful accounts and revenue recognition for construction contracts. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Nature of Operations and Summary of Significant Accounting Policies" in the notes to the unaudited consolidated financial statements contained in the RG quarterly report on Form 10-QSB for the period ended September 30, 2004. Although we believe that the estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.


VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

We issued common stock to several parties in non-cash transactions during the nine months ended September 30, 2004. For these issuances, valuation was determined based upon the recent sales of stock prices obtained in a private offerings of our common stock completed in the period ended September 30, 2004 or the value of such existing liabilities satisfied.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We estimate the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Our management reviews the customer accounts on a routine basis to determine if an account should be charged off.

REVENUE RECOGNITION ON CONSTRUCTION CONTRACTS

The majority of our revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. We perform work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. We recognize revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at September 30, 2004. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined.

RESULTS OF OPERATIONS

Three and Nine months ended September 30, 2004 compared to the Three and Nine months ended September 30, 2003

                                                     Three Months Ended                        Nine Months Ended
                                                        September 30,                            September 30,
                                                  2004                2003                2004               2003
                                             ----------------------------------    ------------------------------------
Revenues                                      $    476,689          $        -        $  1,762,766          $        -

Cost of revenues                                   262,150                   -           1,340,848                   -
                                             ----------------------------------    ------------------------------------
Gross profit
                                                   214,539                   -             421,918                   -

Operating expenses:

Selling, general and administrative                144,912               2,956             421,841              17,274

Compensation, payroll taxes and benefits           398,244                   -           1,128,238                   -

Consulting and contract labor                      351,928                   -             555,469                   -

Professional                                        15,894                   -             384,712                   -

Rent                                                44,240                   -             121,941                   -

Depreciation                                        17,024                   -              36,208                   -
                                             ----------------------------------    ------------------------------------

Total operating expenses                           972,242               2,956           2,648,409              17,274
                                             ----------------------------------    ------------------------------------


Loss from operations                             (757,703)             (2,956)          (2,226,491)            (17,274)

Other income (expense):

Other income, net                                        -                   -              68,147                   -

Gain on bankruptcy settlement of land                    -             157,171                   -             157,171

Interest expense                                  (15,901)            (53,000)             (26,759)           (159,257)
                                             ----------------------------------    ------------------------------------

Total other income (expense)                      (15,901)             104,171              41,388              (2,086)
                                             ----------------------------------    ------------------------------------

Net income (loss)                            $   (773,604)        $    101,215     $    (2,185,103)            (19,360)
                                             ==================================    ====================================

Net income (loss) per share - basic and
diluted                                      $     (0.01)         $      0.01      $         (0.02)         $        -
                                             ==================================    ================ ===================

Three Months Ended September 30, 2004

Revenue:

Operating revenue increased $476,689, or 100%, to $476,689 for the three months ended September 30, 2004, from zero for the three months ended September 30, 2003. The increase was as a result of acquiring RGA 2003 and PBS and reporting the results of operations in 2004 with no comparable results for 2003.

Cost of Sales:

Cost of sales increased $262,150, or 100%, to $262,150 for the three months ended September 30, 2004, from zero for the three months ended September 30, 2003. The increase was as a result of acquiring RGA 2003 and reporting the results of operations in 2004 with no comparable results for 2003.

Operating Expenses:

Operating expenses increased $969,286, or 32,790%, to $972,242 for the three months ended September 30, 2004 from $2,956 for the three months ended September 30, 2003. The increase was primarily the result of the fact that we commenced as an operating company effective January 1, 2004 with the related expenses for operations compared to being a development stage company searching for a business strategy during the three months ended September 30, 2003.

Other Income (Expense):

Other expense increased $120,072, or 115% to $15,901 of expense for the three months ended September 30, 2004 from $104,171 of income for the three months ended September 30, 2003. The increase was primarily the result of a $157,171 gain on the bankruptcy settlement of land for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004

Revenue:

Operating revenue increased $1,762,766, or 100%, to $1,762,766 for the nine months ended September 30, 2004, from zero for the nine months ended September 30, 2003. The increase was as a result of acquiring RGA 2003 and PBS and reporting the results of operations in 2004 with no comparable results for 2003.

Cost of Sales:

Cost of sales increased $1,340,848, or 100%, to $1,340,848 for the nine months ended September 30, 2004, from zero for the nine months ended September 30, 2003. The increase was as a result of acquiring RGA 2003 and reporting the results of operations in 2004 with no comparable results for 2003.

Operating Expenses:

Operating expenses increased $2,631,135, or 15,232%, to $2,648,409 for the nine months ended September 30, 2004 from $17,274 for the nine months ended September 30, 2003. The increase was primarily the result of the fact that we commenced as an operating company effective January 1, 2004 with the related expenses for operations compared to being a development stage company searching for a business strategy during the nine months ended September 30, 2003.

Other Income (Expense):

Other income (expense) increased $43,474, or 2,084% to $41,388 of income for the nine months ended September 30, 2004 from $2,086 of expense for the nine months ended September 30, 2003. The income increase was primarily due to a $55,000 write off of accrued consulting expense as the result of the termination of a related party agreement in 2004, a $95,399 decrease in interest expense due to the conversion of notes payable-related party into common stock, and offset with a $157,171 gain on the bankruptcy settlement of land for the three months ended September 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $0 at September 30, 2004 as compared to $8,090 at December 31, 2003 and working capital deficit was $2,019,861 at September 30, 2004 as compared to $2,047,402 at December 31, 2003. The decrease in the working capital deficit is primarily due to the issuance of common stock for the conversion of notes payable in the amount of $590,396 and the conversion of accounts payable in the amount of $406,833, and the issuance of common stock in exchange for a note receivable of $268,900, offset by continuing losses.

Operating Activities: Net cash used in operating activities was $534,972 for the nine months ended September 30, 2004 compared to $30,762 used in operating activities for the nine months ended September 30, 2003. The increase in cash used in operations resulted primarily from the Company's continuing net losses and inability to provide sufficient cash flow to fund current operations.

Investing Activities: Net cash used in investing activities was $465,341 for the nine months ended September 30, 2004 compared to zero for the nine months ended September 30, 2003. The increase in cash used in investing activities was due to $60,481 of purchases of property and equipment and a $404,860 acquisition purchase price adjustment.

Financing Activities: Net cash provided by financing activities was $992,223 for the nine months ended September 30, 2004 compared to $30,675 for the nine months ended September 30, 2003. The increase in cash provided by financing activities was primarily due to $967,076 of proceeds received from the private sale of common stock, $211,356 of proceeds from the issuance of notes payable, offset by repayments of $130,000 on a bank line of credit, and $156,216 of repayments on notes payable - related party.


Short-Term Debt

Short-term debt at September 30, 2004 consisted of the following:

Bank Line of Credit

$335,000 bank line of credit, dated February 28, 2004, bearing
interest at the bank's prime rate plus three percent, payable         $270,000
monthly with principal due at maturity on January 28, 2005.           ========

On March 5, 2003, RG entered into a revolving line of credit facility with Town North Bank in the amount of $400,000 and the entire capacity of the facility had been drawn down and was outstanding at December 31, 2003. On February 2, 2004, we made a principal payment in the amount of $15,000 reducing the outstanding balance to $385,000. On February 28, 2004, RG signed a Renewal, Extension and Modification Agreement "February Amendment" which amended the credit agreement with Town North Bank. The terms of the February Amendment extended the maturity date from February 28, 2004 to May 28, 2004, decreased the maximum borrowing amount from $400,000 to $335,000, changed the agreement to a non-revolving facility and increased the interest rate from the existing 7.9% to the lesser of the Prime Rate as defined in the February Amendment plus three percent or the highest lawful interest rate. In connection with the February Amendment, a mandatory principal payment of $50,000 was made by RG.

The credit agreement became due on May 28, 2004 and on June 28, 2004, RG signed a Renewal, Extension and Modification Agreement "May Amendment" which extended the maturity date of the credit agreement from May 28, 2004 to August 28, 2004, changed the interest rate to 8.25%, required a mandatory principal payment of $35,000 and required that a separate bank credit card balance of approximately $32,000 be paid in full. The Company could not make the required payment and an RG founder and significant shareholder of the Company made a payment on behalf of the Company to the bank of $71,004, including expenses (See Notes Payable below). The line of credit facility is guaranteed jointly and severally by RG and three of the founders of RGA and is secured by the receivables of RG. On September 29, 2004, a mandatory principal payment of $20,000 was made by RG. On September 29, 2004, RG signed a third Renewal, Extension and Modification Agreement which extended the maturity date of the credit agreement from August 28, 2004 to January 28, 2005. After September 29, 2004, all construction accounts receivables shall be paid or wired directly to the Lender and the proceeds thereof shall be divided as follows: sixty (60%) paid to the Lender to be applied to the principal balance of the note and forty (40%) paid to the Borrower to be used as working capital. This allocation of the proceeds of construction accounts receivable shall be applicable until such time as the principal balance of the note has been paid in full to the Lender. In addition, not later than October 15, 2004, borrower shall cause a related party to enter into a written agreement with a licensed Texas realtor, wherein this related party will list for sale real estate described in the Deed of Trust at a sales price mutually acceptable to the related party and the Lender, for which the related party will sell such real estate with the proceeds paid to the Lender to be applied to the principal balance of the note

Notes payable - Related Party


$75,000 unsecured promissory note, dated October 2003, bearing
interest at 10% per annum and due on demand.                           $19,632

$71,004 unsecured promissory note, dated June 28, 2004, bearing
no interest and due on demand.                                          35,502

$5,000 unsecured promissory note, dated July 30, 2004, bearing
interest at 10% per annum and due on demand.                             5,000

Current portion of long-term debt - Related party                        3,120
                                                                       --------
                                                                       $63,254

In October 2003, we executed a $75,000 unsecured promissory note, of which $19,632 is outstanding at September 30, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand.

In October 2003, we executed a $15,000 unsecured promissory note, of which $3,120 is the short term portion outstanding at September 30, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007.

Through December 2003, we had received $197,025 of proceeds in the form of a loan from Rea Capital Corporation ("RCC"), a major stockholder of RG and which is wholly owned by Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of RG. For the three months ended March 31, 2004, an additional $14,301 of proceeds was received by RG resulting in a balance of $211,326 at June 30, 2004. We retired the unsecured loan with the issuance of common stock on September 30, 2004.

In June 2004, a significant stockholder of the Company and a founder of RG paid $71,004 on behalf of the Company to a bank for a mandatory payment required under a line of credit (See Bank Line of Credit above). On August 27, 2004, the Company made a principal payment of $35,502. The promissory note is unsecured and is due on demand.

In July 2004, we executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at September 30, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand.

Notes payable

$75,000 unsecured promissory note dated September 2004, bearing
interest at 15% per annum and due on demand.                         $  75,000

$185,100 unsecured promissory note, dated May 2004, bearing
no interest and due on demand.                                         185,100

$6,000 unsecured promissory note dated July 2003, bearing
interest at 8% per annum and due on demand.                              6,000

$8,099 unsecured promissory note dated July 2003, bearing
interest at 8% per annum and due on demand.                              8,099

$26,256 unsecured promissory note dated September 2004, bearing
interest at 12% per annum and due on demand.                             26,256
                                                                     ----------
                                                                     $ 300,455

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. We are accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available.

Through May 2004, we had received $185,100 of proceeds in the form of a loan from an unrelated third party. We intend to retire the unsecured loan with the issuance of common stock before December 31, 2004.

On August 8, 2004, through the acquisition of PBS, we assumed a $6,000 unsecured promissory note from an unrelated party. We are accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds are available.

On August 8, 2004, through the acquisition of PBS, we assumed a $8,099 unsecured promissory note from an unrelated party. We are accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds are available.

On September 30, 2004, we had received $26,256 of proceeds in the form of a loan from an unrelated third party. This loan had an interest rate of 12% and was repaid on October 14, 2004.


LONG-TERM DEBT

Long-term Debt - Related Party

$15,000 unsecured promissory note dated October 2003, bearing interest at 9.2% with monthly payments of $432.32 and due
March 2007                                                             $11,475

Less: Current portion                                                   (3,120)
                                                                       --------
                                                                        $8,355

In October 2003, we executed a $15,000 unsecured promissory note, of which $11,475 is outstanding at September 30, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007.

Equity Financing

In January 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $484,575 of cash proceeds, representing 9,707,716 shares of common stock at an average $0.05 per share to accredited and non-accredited investors.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Act. In conjunction with that offering, we received $387,501 of cash proceeds, representing 3,875,750 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We issued 1,385,750 of these shares and at September 30, 2004, 2,490,000 shares had not been issued by the transfer agent and we have recorded the 2,490,000 shares as Common Stock Subscribed.

In August 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $95,000 of proceeds, representing 950,000 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We have not issued any of these shares and at September 30, 2004, 950,000 shares had not been issued by the transfer agent and we have recorded the 950,000 shares as Common Stock Subscribed.


Liquidity

To continue with our business plan, we will require additional short-term working capital and we have not previously generated sufficient cash from operations to fund our operating activities for the next twelve months.

The ability of RG to continue as a going concern is dependent on the ability to further implement the business plan, obtain additional capital, and generate sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The time required for RG to become profitable is highly uncertain, and we cannot be assured that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of RG, including the state of the capital markets and the prospects for business. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock.

We cannot be assured that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of RG to continue as a going concern.

We expect revenues will increase throughout the remainder of 2004 as a result of the acquisition of RGA 2003 on December 30, 2003 and PBS on August 10, 2004 as noted previously. Additionally, we have been successful in obtaining funding from the private sale of common stock in 2004 as discussed above in Equity Financing. We cannot be assured that the business will provide sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet projected cash flow needs.

The ability to obtain additional financing depends on many factors beyond the control of RG, including the state of the capital markets, the market price of our common stock and the prospects for business. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock. Failure to obtain commitments for financing would have a material adverse effect on business, results of operations and financial condition. If the financing we require to sustain anticipated working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2004, our contractual obligations and commitments by type and period:

                                                                    Payments Due by Period
                                                           Less than 1
Contractual Obligations                      Total             year         1-3 years      4-5 years   After 5 years
-----------------------                      -----             ----         ---------      ---------   -------------
Short-Term Debt:                                                                    -             -               -
Bank Line of Credit                         270,000         270,000                 -             -               -
Notes Payable-Related Party.....             71,609          63,254             8,355             -               -
Notes Payable                               300,455         300,455                 -             -               -
                                          ---------       ---------         ----------     ---------      ----------

Total Debt                                $ 642,064       $ 633,709              8,355            -               -
                                          =========       =========         ==========     =========      ==========


2004 OUTLOOK
The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing along with the successful implementation of the business strategy. There is no assurance that additional equity or debt financing will be available on terms acceptable to RG management.

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

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of September 30, 2004.

We have included $220,518 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest the account classified withholding taxes payable as of September 30, 2004. $182,953 is for RGA and we are in the process of structuring an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS's $37,565 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest. However, such amounts are subject to potential federal tax liens.


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

In January 2004, we issued 10,002 shares of common stock at $0.05 per share and the transfer agent is holding the shares pending instructions from RG on how the shares should be named. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

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

In April 2004, 247,166 shares of common stock were issued for professional services at an agreed to price of $0.05 per share, and $12,357 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In June 2004, 150,000 shares of common stock were issued for professional services at $0.10 per share, and $15,000 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In June 2004, 50,000 shares of common stock were issued for professional services at $0.45 per share and $22,500 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market price of the common stock. In June 2004, 50,000 shares of common stock were issued at $0.33 per share, and $16,500 was recorded as consulting expense. In January 2004, we issued 414,685 shares of common stock at $0.05 per share for an investment in a real estate limited partnership. In June 2004, we determined that the joint venture would not proceed and the 414,685 previously issued shares representing $36,402 were reclassed to professional services as consulting expense. The issuance of all these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, during the three months ended June 30, 2004, the Company issued a total of 911,851 shares and recorded a total of $102,760 for consulting expense.

In April 2004, we issued 220,000 shares of common stock at an agreed to price of $0.05 per share as compensation to employees and recorded $11,000 as compensation expense. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In April 2004, in accordance to the terms of the Acquisition Agreement between RG and RGA 2003, we issued 80,000,000 shares of our common stock at the agreed upon $0.019 per share to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. As of September 30, 2004, the required conditions had been met and the Company recorded the 20,000,000 shares as Common Stock Subscribed.

In May 2004, 100,000 shares of common stock were issued to an individual for directors' services at $0.10 per share, and $10,000 was recorded as directors' fees expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $387,501 of proceeds, representing 3,875,750 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We issued 1,385,750 of these shares and at September 30, 2004, 2,490,000 shares had not been issued by the transfer agent and we have recorded the 2,490,000 shares as Common Stock Subscribed (see Common Stock Subscribed below).

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

In June 2004, we issued 400,000 shares of common stock at $0.05 per share for the purchase of property and equipment from a related party (See Related Party Transaction - Note 10). The valuation of the shares issued was based upon recent sales of common stock through our private placement at an agreed to price of $0.05 discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

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

In July 2004, in accordance to the terms of the Acquisition Agreement between RG and PBS, we issued 1,000,000 shares of our common stock at the agreed upon $0.35 per share to the stockholders of PBS.

In July 2004, 400,000 shares of common stock were issued for professional services at $0.29 per share, and $116,000 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market price of the common stock. In July 2004, 66,667 shares of common stock were issued for professional services at $0.15 per share, and $10,000 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market price of the common stock. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, during the three months ended September 30, 2004, the Company issued a total of 466,667 shares and recorded a total of $126,000 for consulting expense.

In July and August 2004, 955,000 shares of common stock were issued from previously recorded Common Stock subscribed.


Common Stock Subscribed

In April 2004, in accordance to the terms of the Acquisition Agreement between RG and RGA 2003, we issued 80,000,000 shares of our common stock at the agreed upon $0.019 per share to the shareholders of RGA 2003 as follows: 60,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 20,000,000 shares upon the satisfaction of certain conditions. As a result of this issuance, 20,000,000 shares remain unissued subject to the satisfaction of certain additional conditions. In June 30, 2004, the required conditions were met and the Company recorded the 20,000,000 shares as Common Stock Subscribed.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $387,501 of proceeds, representing 3,875,750 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We issued 1,385,750 of these shares and at September 30, 2004, 2,490,000 shares had not been issued by the transfer agent and we have recorded the 2,490,000 shares as Common Stock Subscribed.

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

In August 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $95,000 of proceeds, representing 950,000 shares of our common stock at an average price of $0.10 per share to accredited and non-accredited investors. We have not issued any of these shares and at September 30, 2004, 950,000 shares had not been issued by the transfer agent and we have recorded the 950,000 shares as Common Stock Subscribed.

In September 2004, we agreed to issue 100,000 shares of common stock at $0.10 per share as compensation to an employee and recorded $10,000 as compensation expense. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. We have not issued any of these shares and at September 30, 2004, 100,000 shares had not been issued by the transfer agent and we have recorded the 100,000 shares as Common Stock Subscribed.

In September 2004, we agreed to issue 4,226,520 shares of common stock at $0.05 per share in conversion of notes payable to a related party. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. We have not issued any of these shares and at September 30, 2004, 4,226,520 shares had not been issued by the transfer agent and we have recorded the 4,226,520 shares as Common Stock Subscribed.

In July through September 2004, we agreed to issue 200,000 shares of common stock for professional services at $0.26 per share, and $52,000 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock. In July through September 2004, we agreed to issue 383,330 shares of common stock for professional services at $0.20 per share, and $76,666 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock. In July through September 2004, we agreed to issue 100,000 shares of common stock for professional services at $0.15 per share, and $15,000 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock. In July through September 2004, we agreed to issue 10,000 shares of common stock for professional services at $0.10 per share, and $1,000 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock. We have not issued any of these shares and at September 30, 2004, 693,330 shares had not been issued by the transfer agent and we have recorded the 693,330 shares as Common Stock Subscribed.

In July and August 2004, 955,000 shares of common stock were issued from previously recorded Common Stock subscribed.

Common Stock Warrants

In May 2001, we granted a corporation, which is a stockholder of RG, a warrant to purchase 1,000,000 shares of our common stock at a price of $1.00 per share in exchange for $100,000 cash. The warrant exercise period was to commence upon the granting of free trading shares in an Arkansas corporation, which had filed for federal bankruptcy protection under Chapter 11 of the federal bankruptcy laws. We were under contract to purchase this corporation from the federal bankruptcy trustee at the time the warrant was issued. The contract to purchase this corporation was subsequently terminated. As a result, in February 2002, we amended the warrant agreement to grant an option to purchase 2,000,000 shares of RG's $.001 par value common stock at a price of $.50 per share. The warrants expire February 28, 2005. In May 2004, we granted a corporation, which is a stockholder of RG, a warrant to purchase 1,000,000 shares of our common stock at a price of $0.10 per share in exchange for previous and ongoing financial advisory services to assist the Company. We determined that the fair market value of the services provided was $30,000 based upon comparable services in the marketplace and the entire $30,000 has been recorded against additional paid-in-capital. In June 2004, we granted a corporation, which is a strategic partner of RG, a warrant to purchase 2,000,000 shares of our common stock through June 2009 at a price of $1.00 per share in exchange current and ongoing strategic financial services.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

The annual meeting of stockholders of RG was held on August 18, 2004 at the offices of Gardere Wynne Sewell LLP located at 1601 Elm Street, Suite 3000, Dallas, TX 75201 to vote on the following items:

        1) To elect seven directors to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified.
        2) To approve an amendment to the Company's Articles of Incorporation changing the Company's name from "Invvision Capital, Inc." to "RG America, Inc.".
        3) To approve a reverse stock split of the issued and outstanding shares of the Company's Common Stock by a ratio of between one-for-two and one-for-six, inclusive, to be made at the sole discretion of the Board of Directors.
        4)  To approve the Company's 2004 Omnibus Stock Plan.
        5) To ratify and approve the appointment of Whitley Penn as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2004.

At the meeting, the stockholders approved all five of the above items.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

-------------------------------------------------------------------------------
Exhibit       Title                                             Location
-------------------------------------------------------------------------------
31.1          Certification by Principal                        Attached
              Executive Officer
-------------------------------------------------------------------------------
31.2          Certification of Principal                        Attached
              Financial Officer
-------------------------------------------------------------------------------
32            Certifications of Principal                       Attached
              Executive and Financial Officer
              Pursuant to 906
-------------------------------------------------------------------------------

(b) Reports on Form 8-K.

During the period ended September 30, 2004, we filed the following reports on Form 8-K:

--------------------------------------------------------------------------------
Date of Event Reported                  Items Reported
--------------------------------------------------------------------------------
August 25, 2004                         Items 6
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of RG America, Inc., in the capacities and on the dates indicated.


NAME AND SIGNATURE          TITLE                           DATE

  /s/ John E. Rea
-------------------         Principal Executive Officer     November 15, 2004
John E. Rea


 /s/ Bruce A. Hall          Principal Financial Officer     November 15, 2004
-------------------
Bruce A. Hall