Form 10KSB
period 2004-12-31
RG America, Inc.
filed 2005-05-11
CIK 1088401

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to________________________

Commission File Number 0-26843

                                RG America, Inc.
                 (Name of small business issuer in its charter)


             Nevada                               75-2823489
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

    2100 Valley View Lane, Suite 100, Dallas, TX    75234
       (Address of principal executive offices)   (Zip Code)

(Issuer's telephone number)  (972) 919-4774

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class             Name of exchange on which registered
      None                                          None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|

State issuer's revenues for its most recent fiscal year..............$ 5,100,111

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of April 8, 2005, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $12,204,126 (24,906,380 shares at $0.49, which is the last reported sales price of the Company's common stock on the Over the Counter Bulletin Board).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date................

As of April 8, 2005, there were approximately 20,244,460 shares of common stock, $0.001 par value, issued and outstanding. Additionally, there were 4,661,920 shares of common stock issuable.

Transitional Small Business Disclosure Format (check one)

Yes |_|     No |X|

                                TABLE OF CONTENTS

PART I

Item 1.           Description of Business
Item 2.           Description of Property
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities
Item 6.           Management's Discussion and Analysis or Plan of Operation
Item 7.           Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8.A.         Controls and Procedures
Item 8.B          Other Information

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act
Item 10.          Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.          Certain Relationships and Related Transactions
Item 13.          Exhibits
Item 14.          Principal Accounting Fees And Services

                                     PART I
Item 1.     Description Of Business.

                           Forward-Looking Statements

      This Report on Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include.

1.    Changes in general economic and business conditions affecting our Company;
2.    Legal or policy developments that diminish the appeal of our Company; and
3.    Changes in our business strategies.

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to our Company.

                            Our Business Development

RG America, Inc. ("RG" or the "Company"), formerly known as Invvision Capital, Inc. ("Invvision") is a publicly-traded company (OTCBB: RGMI.OB) that provides a broad array of synergistic products and services that address several key financial aspects of the commercial real estate market.

Since our incorporation in May 1998 until July 2000 we were known as Asset Servicing Corporation. We were originally in the business of originating, underwriting, documenting, closing, funding, and servicing leases for manufacturing and transportation equipment for businesses.

On July 10, 2000, we merged with ParkPass.com, Inc. and changed our name to Omni ParkPass, Inc. At that time we entered the business of designing, developing and integrating software systems in the live entertainment and amusement park industries. These efforts were later discontinued due to the high entry costs to the users.

On April 28, 2001, we acquired all of the outstanding shares of Invvision Capital, Inc., a Texas corporation and changed our name to Invvision Capital, Inc. We became a commercial and industrial real estate company, and at the time, we also added mortgage banking as a separate operating division. Our business strategy was to pursue vertically-integrated projects including the acquisition, development and operation of retail food outlets, fuel outlets and power generation facilities. We implemented this strategy by focusing on the development of venture relationships with Native American Indian tribes recognized by the U.S. Government.

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

Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc., a Texas corporation ("RGA 2003") and its wholly-owned subsidiaries (i) RG Insurance Services, Inc., a Texas corporation ("RGIS") which is a general insurance agency and (ii) RG Risk Management, Inc., a Texas corporation ("RGRM") which is engaged in the business of providing claims management services, (iii) RG Restoration, Inc., a Texas corporation, also known as "The Restoration Group" ("TRG"), which is engaged in the business of performing commercial property insurance restoration services and (iv) Restoration Group America, Inc., a Texas corporation ("RGA") which holds the intellectual property rights to PropertySMARTSM. The entities sometimes referred to herein as RGIS, RGRM, TRG and RGA are now our indirect wholly-owned subsidiaries.

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003 as discussed above, we are an operating entity and are no longer in the development stage effective as of January 1, 2004.

In August 2004, the shareholders of the Company approved the name of the Company to be changed to RG from Invvision.

On August 10, 2004, we acquired all of the common stock of Practical Business Solutions 2000, Inc. ("PBS"). The aggregate purchase was $350,000, which payment consisted of 166,667 restricted shares of our common stock. The terms included
(1) an agreement by the stockholders of PBS to escrow 55,555 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and our agreement granting piggyback registration rights for the resale of 5,850 of the purchase consideration shares.

On December 16, 2004, we determined that as a result of a material impairment of PBS, we would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation has been significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 is impaired and we have recorded this amount as an Impairment of Goodwill in the accompanying Consolidated Financial Statements as of December

31, 2004. Additionally, PBS net book assets of $144,661 have been written off and charged to Impairment of Subsidiary in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004.

                                  OUR COMPANIES

RG Insurance Services, Inc ("RGIS").

     Retail-

o A Texas based agency licensed to operate as a full lines general insurance agency.
o RGIS will serve as the lead retail agent for our PropertySMARTSM insurance program as described later in this section.
o RGIS will continue to grow both commercial and personal insurance business lines, non-PropertySMARTSM business lines and expand existing relationships.

Wholesale-

o We previously had formed a non-binding Memorandum of Understanding ("MOU") between RGIS and Innovative Risk Management ("IRM") of Irving, Texas to create the Managing General Agency (MGA) that would be the administrator and underwriter for PropertySMARTSM. The MGA would handle underwriting processing including submissions and claims administration for the PropertySMARTSM program. However, in April of 2005, both parties jointly withdrew from the MOU between the two parties and RGIS took over responsibility for these functions.

o Additionally, we are continuing to seek an A rated carrier to front our proprietary PropertySMARTSM program.

o We are in the process of investigating other highly rated carriers to front our PropertySMARTSM program and to replace IRM and the MGA to be the administrator and underwriter for PropertySMARTSM.


RG Financial Services ("RGFS")

o RGFS markets credit and financial products for owners, managers and tenants with a target market of approximately 38 million residential rental units in North America.

o We are a major North American distributor of RentShield(TM), a new tenant enhancement product that; (1) protects landlord's revenue flow, (2) and lowers tenant's move in costs and, (3) covers up to $10,000 of willful damage which effectively increases the properties effective occupancy.

o RentShield(TM) pairs well with PropertySMARTSM and each expands the value added by the other.

RG Risk Management, Inc. ("RGRM")

o RGRM provides claims management, inspection and underwriting services, administers our loss prevention program and supports our PropertySMARTSM program by performing all of these services for the client.

o Our goal is to lower the incidence of loss and thereby lower premium rates upon renewal. We have created a comprehensive risk avoidance guide developed by our in-house professional, certified arson investigator with a Masters degree in fire safety

RG Restoration, Inc. ("TRG")

o TRG performs restoration, remediation, construction and construction management on all property types, but specializes in multi-family properties which have suffered an insured loss such as fire, flood, wind or hail damage.

o We choose whether to perform work as the contractor on each project or as construction managers earning management fees. TRG will also manage all PropertySMARTSM losses.

o We will work both for PropertySMARTSM policy holders as well as on losses outside the program. For example, we are currently handling contracts for millions of dollars worth of work in Florida as result of major storms in 2004.

Additional RGA Companies that support the Company's primary business lines are:

      o CTFD, Inc. - Rental of construction, site remediation and restoration equipment.

      o RG Capital - Seeks out attractive property development opportunities where exceptional returns are available.

      o RG Industries, Inc. - Intends to perform new commercial construction in and out of the multi-family housing sector.

                                  Our Business

We focus on two main lines of business, construction and financial services, specifically:

      o A general lines insurance agency (wholesale and retail) specializing in placing business related insurance for a variety of customers; but will be specializing in our proprietary PropertySMARTSM program, a property and casualty insurance solution for the multi-family housing industry.
      o A full-service risk management program designed primarily for the multi-family housing industry.
      o Divisions providing property restoration, construction, adjusting, and consulting to the multi-family housing and commercial real estate sectors.
      o Construction management on all types of construction and restoration projects.
      o Selling and marketing of selected financial services targeted at the multi-family housing and commercial real estate industries and their tenants including RentShield(TM) and PropertySMARTSM.
      o     Services for real estate development in selected markets.

All our businesses are built upon superior service and customer value generation. We believe these provide synergies for our clients and provide us with a diversified stream of recurring revenue. Our corporate objective is to ensure that each business compliments and reinforces the other divisions; while marketing efforts are closely coordinated and complementary, sharing certain key elements.

                                   The Market

      o The insurance industry wrote over $400 billion in premiums in 2003. This amount is anticipated to be higher in 2004, due primarily to the major storms that occurred in the southeast (which applies to the following two bullet points).
      o The restoration/reconstruction industry performed over $32 billion in work in 2003.
      o The insurance industry paid out over $16 billion in weather related claims in 2003.
      o Between 1992 and 2001, an average of 1.9 million structure fires was reported each year.
      o In 2001, property loss due to fire alone was an estimated $10.6 billion.
      o     Construction is a multi billion dollar industry in the US.
      o Arson is the major cause of death, injury and dollar loss for commercial property.
      o These businesses are certain, growing and open to innovative, progressive solutions.
      o     These industries are relatively recession resistant.
      o Insurance, restoration and construction are not strongly impacted by fuel prices.
      o The diversity of threat (fire, wind, water, hail, etc) removes loss seasonality issues.
      o There are 38 million apartment and single family rental units in North America.

Insurance is one of the largest and fastest growing expenses of all real estate operations, such as, apartment complexes, lagging or falling behind only debt service costs and occasionally property taxes in operating expenses. Market research indicates a near-crisis situation exists in many segments of the multi-family housing industry. It is caused by significant increases in premiums, ever-higher deductibles, and in some cases the inability to obtain adequate insurance coverage under virtually any terms and conditions. Near record low interest rates are enticing first time home buyers out of apartments, as unemployment forces other tenants to leave and move in with parents or friends, etc. The resulting higher than planned for vacancy rates make rapidly rising insurance costs even more difficult to absorb. This is especially true in "B", "C" and "D" rated properties. Other than reducing insurance coverage through higher policy deductibles or some form of self-insurance (which increases business risk and usually violates mortgage requirements), property owners and managers have little opportunity to control insurance costs when "hard markets" in the insurance industry restrict their ability to obtain competitive insurance.

These conditions have greatly aggravated the adversarial relationship that has historically existed between insurance carriers, adjusters and property owners, which is a major reason for spiraling claims and premiums. This tenuous relationship is further complicated by the confusion that often arises regarding who the ultimate decision maker is in the restoration contractor selection process. The standard Insurance Services Office (ISO) commercial fire insurance policy reads in part:

"In the event of loss or damage covered by this Coverage Form, at our option, we will either:

      1.    Pay the value of lost or damaged property;
      2.    Pay the cost of repairing or replacing the lost or damaged property;
      3. Take all or any part of the property at an agreed or appraised value; or
      4. Repair, rebuild or replace the property with other property of like kind and quality."

However, insurers traditionally do not exercise clause 4, effectively abdicating the contractor selection decision to the property owner/manager. This situation leads to turmoil, costs and ineffectiveness and we determined there was a business opportunity if we could influence the resolution process. As a result, we created PropertySMARTSM. We believe that PropertySMARTSM and our various integrated component operating businesses provide us with a great deal of opportunity. We also believe that we can manage each of the businesses to compliment each other so that growth in any area drives growth in our other divisions.

Each of our subsidiaries claims the State of Texas as its home and its largest market. Although we will focus nationally, each of the operating companies share a primary marketing territory in the Gulf and Southern Atlantic Coast states through Virginia, as well as Arkansas, Arizona, Colorado, Kansas, Kentucky, Missouri, New Mexico, Nevada, Oklahoma, and Tennessee. These nineteen states comprise 40% (113 million) of the U.S. population. Additionally, according to the U.S. Census Bureau, they include 38% of all renter-occupied housing units, including 5 million housing units (34% of the national total) in structures with 10 or more units. At $560 per month, the median gross rent is $42 less than the national average, putting property owners and managers under additional pressure to control insurance and other operating costs. According to the U.S. Census Bureau, the median household income in our target markets is 5.7% higher than the national average. Demographics aside, coastal winds, floods, hail and tornado losses have caused traditional insurers to withdraw or curtail business while simultaneously raising premiums in recent years, thereby encouraging self-insurance and spawning non-standard residual market vehicles. Additionally, these states are largely non-union, and are generally recognized as having above average insurance regulatory climates.


                            Our Services and Products

PropertySMARTSM (Property Strategically Managed Alternative Risk Transfer)

      o This new and innovative program will deliver a new approach to traditional insurance loss coverage by including a commitment to use our adjusting division and our restoration construction division to resolve a loss quickly and efficiently, to reduce costs for all parties and maintain a commitment to excellent, responsive customer service.
      o     Minimal or no deductibles.
      o One of the basic goals is to realign the interests of insurance carriers and property owners, thereby providing both adequate coverage and prompt claim settlements, resulting in reasonable premiums. Furthermore, PropertySMARTSM will include extensive loss control consulting efforts and comprehensive underwriting.

o Insurance is one of the largest and fastest growing expenses of all real estate operations, exceeded only by debt service costs and (occasionally) property taxes.
o        Our innovative offering is much like an "HMO" for property insurance.
o We have filed an application with the Patent Trade Office and PropertySMARTSM is now patent pending.
o The program will be launched with commitments for exclusive initial capacity from an insurance carrier. This program carrier is currently capitalized to underwrite in excess of $200 million in insurance premiums.
o We are currently investigating several highly rated carriers to front the program in the United States.

We expect significant savings for the customer and the carriers to arise from a combination of the following items:

o An elimination of claims inflation by prohibiting the use of public adjusters and prohibiting the inclusion of non-covered losses often as concessions given to obtain restoration contracts;
o Upfront agreed upon construction profit margins (cost + 10-15%), lower than margins traditionally experienced in insurance restoration (30-50%), but still very profitable to us and our national contractor partners;
o Reduced loss frequency and severity, due to stronger underwriting and loss control efforts. These efforts include developing tailored risk management programs which encourage the use of fire suppression systems, fire retardant paint additives, safety education and incentive programs for property managers, etc.;
o Significantly improved "loss of rents" experience due to greatly reduced restoration periods following an insured loss;
o Elimination of "inherited tails" on pre-existing losses through more thorough loss control and underwriting inspections;
o The program includes up to six potential revenues streams for the Company including: wholesale commissions; retail commissions; adjusting and claims administration fees, construction management fees and a contingent element of incentive based commissions.
o Our carrier partner in this program has committed to pricing that is at least "competitive with or better than" the current marketplace today.
o In total, there are over 16 million apartment units in the United States (38 million total rental units in North America). Initially, the program's market focus will be on two and three story garden style apartment complexes with wood frame construction. The program will launch in Texas, then grow to the surrounding states and Arizona and ultimately across North America.
o We have previously performed work for the owners of several hundred thousand apartment units and have relationships with owners and managers of approximately 1,000,000 apartment units.
o We do not plan to perform much, if any, of the actual restoration construction work itself under the PropertySMARTSM program. Rather, we act as the construction managers and by doing so; we can greatly expand the scope of work we are able to handle.
o PropertySMARTSM will deliver meaningful economic advantages including cost control or reduction, streamlined claims administration and superior services to multi-family property owners and managers.

Insurance Coverage

o We intend to operate both a retail and wholesale insurance agency and with the ability to handle the insurance placement needs for virtually all lines of consumer and business insurance including general liability, workers compensation, property, commercial automobile, umbrella, directors and officers liability (D&O), errors and omissions (E&O), employment practices liability (EPLI), surety bonds, group health, life and disability insurance. We place these types of coverage through many major insurance companies including Zurich, Travelers, Hartford, AIG, as well as Lloyd's, just to name a few.
o In addition to providing property insurance through the PropertySMARTSM program, we offer multi-line agency services for apartment owners' other insurance needs including workers compensation, employee benefits, auto and general liability policies.

RentShield(TM)

o The sale of RentShield(TM) to our target industry provides an excellent opportunity to earn significant revenues. Revenues will accrue on a tenant enrolled basis. As apartments turnover and replacement tenants enroll, additional fees are earned.
o RG Financial Services is currently in discussions with RSGC to fashion a version of the base product for the rent-to-own market and those without formal banking relationships.


Risk Management Services

o We have established a vertically integrated set of services to address the various levels of risk at covered properties. Risk management includes all procedures and costs associated with the risk of a possible loss, such as loss control activities and purchasing traditional insurance products. It also includes dealing with the consequences of a loss after it has occurred, such as adjusting claims, restoring property, and minimizing business interruption costs.
o We are not the insurance carrier. We consider the ability to generate fee income from risk management services without incurring certain business risks typically associated with underwriting (insurance cycles, adverse loss reserve development, regulatory issues, etc.) as a significant strategic advantage of our business plan.


Insurance Restoration Services

o Our insurance restoration division has traditionally targeted the multi-family housing industry. We do not actively pursue contracts involving total losses, but concentrate on those where the restoration of damaged structures is possible.
o Hurricanes, tornadoes, hail storms, floods and fires, along with a host of other natural and man-made perils, combine to generate a year-round stream of potential customers without regard for the state of the economy.
o        There are generally two parts to the insurance restoration industry:

         remediation (or mitigation) and reconstruction. Currently, the majority of our revenues are derived from reconstruction.
o Although the primary source of future business is expected to come from servicing PropertySMARTSM customer losses, we fully intend to continue to pursue non-program related business through historic marketing channels and efforts.
o The hospitality (hotel/motel) industry is a likely candidate for a near-term breakout opportunity into a new market segment and the same is true of the restaurant industry.

                                Our Business Plan

o We plan to officially introduce PropertySMARTSM to our first potential customers during late fiscal 2005 or early fiscal 2006.
o Our growth will be partly self directed and partly viral. We foresee long term potential growth in a largely untapped market for this type of solution and our plans anticipate eventually having over 1,000,000 units in the PropertySMART SM program.
o We believe that we can expand this program into other segments such as hotels and motels; thereby fueling further growth with minimal increase of overhead.
o We believe that the cash generation from PropertySMARTSM will permit us to evaluate opportunities to continue to add to our suite of services, thereby further fueling growth and the generation of additional profit.
o We also believe that PropertySMARTSM sales and RentShield(TM) sales open the door to each other and are thus complimentary.
o We believe growing our restoration subsidiary is a critical objective of the Company. We will continue to pursue projects both resulting from PropertySMARTSM client claims as well as from outside the program.

                                 Our Competition

While each business experiences competition, we do not believe that we have any direct competitors with respect to the aggregated "Suite of Services" we offer, and particularly with respect to our PropertySMARTSM program.

However, our insurance agency and our restoration construction company both operate in very large industries, each with substantial competition. In Texas, there are approximately 5,400 separate insurance agency entities, employing 80,000 insurance agents. Of these, approximately 2,500 insurance agencies provide commercial insurance services. We focus on commission-based property and casualty insurance placements, as well as providing Life, Accident and Health insurance for selected businesses. We seek to maintain a competitive advantage over the other agencies discussed above, with our customer service and the promotion of the PropertySMARTSM program.

Our restoration construction company operates in a multi-billion dollar per year industry where there are low barriers to entry and minimal to no regulation. Consequently, the industry is highly fragmented with thousands of restoration contractors ranging in size from international giants to solo handymen working from the back of a pickup truck. However, despite the industry confusion and competition, we seek to maintain a competitive advantage over other restoration companies with our PropertySMARTSM program.

                 Government Regulations That Affect Our Business

Our insurance agency is regulated by the Texas Department of Insurance ("TDI"). Among other regulations and requirements, TDI requires the following from our agency:

      o     Errors & Omissions insurance in the amount of at least $1,000,000;
      o All agency officers and voting shareholders must be licensed individually as insurance agents by TDI; and
      o All agency employees producing new business or consulting clients on insurance purchasing or premium issues must hold an insurance agent license.

Our other subsidiaries are subject to various state and local laws and regulations regarding construction activities and building codes.

None of our employees are represented by a labor union. We believe we have and will continue to have a good relationship with all of our employees. Management meets with employees periodically to discuss our objectives, as well as more specific labor issues, such as scheduling, compensation and work rules. Much of the labor on our construction and restoration crews are independent laborers hired on a job-by-job basis.


                                  RISK FACTORS

In addition to the other information contained in this report, including risks and uncertainties described elsewhere, the following risk factors should be considered in evaluating us. The risks and uncertainties described below or elsewhere in this report are not the only ones we face. Additional risks and uncertainties not presently known to us that we currently deem immaterial also may impair our business and operations. The following list of risk factors should not be considered as all inclusive. If any of the following risks were to occur, our business, financial condition, operating results and cash flows could be materially affected, all of which might cause the trading price of our securities to decline.

o     Going Concern Risk

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in Note 2 to our audited financial statements as of December 31, 2004. Since our inception, we have suffered recurring losses from operations and have been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have incurred net losses in prior years and the current year and this has resulted in an accumulated deficit as of December 31, 2004. We had net losses of $2,283,451 for the year ended December 31, 2004 and $2,290,011 for the year ended December 31. 2003. In addition, we had negative cash flows from operations of $250,429 for the year ended December 31, 2004 and at December 31, 2004, we had a working capital deficit of $1,877,384 and an accumulated deficit of $6,952,551.

The time required for us to become profitable is highly uncertain, and we cannot give assurance that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We have substantial current obligations in the form of trade accounts payable, accrued expenses and withholding taxes payable as of December 31, 2004. Our substantial debt obligations pose risks to our business and stockholders by:

o     Making it more difficult for us to satisfy our obligations;
o Requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;
o Impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and
o Making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

We cannot give assurance that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default.

o     We have a need for additional financing.

      o We require substantial capital to pursue our operating strategy. We need additional working capital to finance the accounts receivable generated by our construction division and to hire additional sales and marketing people as our business grows in states outside of Texas. We will need additional capital to (i) retire our indebtedness, (ii) for working capital requirements, and (iii) to obtain additional systems and improvement to our facilities, equipment and satisfy further capital requirements. We cannot assure you that we will be able to raise needed capital from other sources on terms favorable to us. If we are unable to obtain sufficient capital in the future, our ability to pursue our business strategy and our results of operations for future operations may be impaired.

o Our additional financing requirements could result in dilution to existing stockholders.

      o If additional financing is required, it could be obtained through one or more transactions which could effectively dilute the ownership interests of stockholders. Further, there can be no assurances that we will be able to secure such additional financing. We have the authority to issue additional shares of Common Stock, as well as additional classes or series of ownership interests or debt obligations of the Company which may be convertible into any class or series of ownership interests of the Company. We are authorized to issue up to 300,000,000 shares of Common Stock and 35,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of the holders of our Common Stock.

o Public adjusting firms in Texas may not make referrals to restoration companies in which they have a financial interest.

      o Since September 1, 2003, under the provisions of S.B. 127, the Texas legislature has banned public adjusting firms within the State of Texas from referring restoration services contracts to restoration companies in which they have a financial interest. Prior to September 1, 2003, restoration companies such as us have historically derived a large portion of their revenues from contracts for restoration services that have been referred to them by public adjustment firms that had a financial interest in the referral. Accordingly, public adjustment firms may be less likely to make referrals of restoration services to companies such as us because they may no longer have a direct financial incentive to do so. As a result, there is no assurance that we will be able to obtain sufficient revenues from new restoration services contracts in the future. This would have a material adverse affect on our financial results.

o Established competitors with greater resources may make it difficult for us to market our products effectively and offer our products or services and compete effectively.

      o The property insurance and insurance restoration businesses are highly competitive and many of our competitors have substantially greater other resources. We compete with both large national writers and smaller regional companies including companies which serve the independent agency market, and companies which sell insurance directly to customers. Some of these companies may have certain competitive advantages over us, including increased name recognition, loyalty of their customer base, lower cost structures and longer operating histories. In the past, competition in the property insurance market has included offering significant rate discounts, and there can be no assurance that these conditions will not recur. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the multi-family property market, if one or more of these companies decided to aggressively enter the market, it could have a material adverse effect on us. These companies include some that may be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with our distribution channels. There can be no assurance that we will be able to compete effectively against these companies in the future.

o Our future success will be dependent on our ability to attract and retain key personnel.

      o Our future success depends significantly upon the efforts of certain key management personnel, including: John E. (Ted) Rea, our Chief Executive Officer; James A. Rea, our Chief Operating Officer; Bruce
            A. Hall, our Chief Financial Officer; Kevin L. Dahlberg, our Executive Vice President and President - Insurance Services and William Fink, our Chief Operating Officer - Insurance Services. We have entered into agreements with Messrs. Rea, Rea, Hall and Fink as members of our Management Team. There is no assurance that we will be able to satisfactorily maintain such agreements. The loss of key personnel could adversely affect our business. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and there can be no assurance that we will be able to do so. We currently do not maintain either key man life insurance on any of our management, or directors and officers insurance for our management.

o We have a limited market for our Common Stock, and our stock price is volatile.

      o Our Common Stock is not listed on any national securities exchange or quoted on the Nasdaq National Market or Nasdaq Small Cap Market. Instead our Common Stock is currently quoted on the Bulletin Board under the symbol "RGMI.OB." Trading on the Bulletin Board is sporadic and highly volatile. The market price for our Common Stock has fluctuated in the past and may continue to fluctuate in the future. The market price of our Common Stock is subject to, and will continue to be subject to, a variety of factors, including the business environment; the operating results of companies in the industries we serve; future announcements concerning our business or that of our competitors or customers; the introduction of new products or changes in product pricing policies by us or our competitors; litigation matters; changes in analysts' earnings statements; developments in the financial markets; quarterly operating results; and perceived dilution from stock issuances for acquisitions and other transactions. Furthermore, stock prices for many companies fluctuate for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, terrorist actions or other military actions, or international currency fluctuations, as well as public perception of equity values of publicly traded companies may adversely affect the market price of our Common Stock.

o     Concentration of stock ownership.

      o Our officers, directors and a small number of principal stockholders directly and beneficially own a majority of our issued and outstanding shares of Common Stock. If these stockholders were to vote in unison, together they would have the ability to control the election of our directors and other corporate actions requiring stockholder approval.

o The substantial growth projected by us, if achieved, must be efficiently and effectively managed.

      o Our projected growth will likely place a significant strain on our managerial, operational and financial resources. We need to:

            o improve our financial and management controls, reporting systems and procedures;

            o expand, train and manage our workforce for marketing, sales and support; and

            o manage multiple relationships with various customers, investors and third parties.

o     We are dependent on the results of operations of our subsidiaries.

      o As a holding company without significant operations of our own, the principal sources of our funds are management fees, dividends and other distributions from our operating subsidiaries. In turn, our principal sources of revenues for our operating subsidiaries are construction revenues on the restoration services provided to our clients and commissions earned on insurance policies. Our rights, and consequently your rights as stockholders, to participate in any distribution of assets of our operating subsidiaries are subject to prior claims of customers and creditors, if any, (except to the extent that our rights, if any, as a creditor are recognized). Consequently, our ability to pay debts, expenses and cash dividends to our stockholders may be limited.

                                  Our Employees

As of December 31, 2004, we had 15 full-time employees as detailed below:



                         Sales                  3
                         Administration         5
                         Operations             7

Item 2.    Properties.

Our principal executive and administrative offices are presently located at 2100 Valley View Lane, Suite 100, Dallas, Texas 75234. We currently lease, from an unrelated third party, 8,647 square feet of office space on a month to month basis for approximately $12,971.00 per month or $18.00 per square foot. We consider the facilities to be suitable and adequate for our needs for the foreseeable future. Additional space is available for lease in our building if we should need it in the future. In the opinion of our management, our properties are adequately covered by insurance.

Item 3.    Legal Proceedings.

During the period covered by this report, and as of the date hereof, we were/are not a party to any material legal proceedings, nor were/are we aware of any threatened litigation of a material nature against us.

However, we have $269,694 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest as of December 31, 2004. We previously received a notice of a federal tax lien from the Internal Revenue Service ("IRS") and have structured an agreement with the IRS to pay the entire outstanding amount before the end of fiscal year 2005.

Item 4.    Submission Of Matters To A Vote Of Security Holders.

In August 2004, our shareholders approved the 2004 Omnibus Stock Plan for the issue of up to 5,000,000 shares of our $0.001 par value common stock. Additionally, in August 2004, our shareholders approved a reverse stock split of the issued and outstanding shares of our common stock by a ratio of between one-for-two and one-for-six, inclusive, to be made at the sole discretion of the Board of Directors before December 31, 2004. On December 16, 2004, the Board of Directors approved the reverse stock split of the issued and outstanding shares Registrant's common stock by a ratio of one-for-six.

                                     PART II

Item 5.    Market For Common Equity And Related Stockholders Matters.

(a) Market Information

Our Common Stock is traded over the counter and is currently quoted on the Bulletin Board under the ticker symbol "RGMI.OB." The table below sets forth the high and low bid prices of our Common Stock for the periods indicated as reported by the Bulletin Board.

These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions and are adjusted for the one-for-six reverse stock split discussed previously.


                                            Price Range of Common Stock

                                                  High              Low
                                                  ----              ---

Fiscal Year Ending December 31, 2004

   First Quarter......................            $1.44             $0.90
   Second Quarter.....................            $4.50             $1.20
   Third Quarter......................            $2.64             $0.72
   Fourth Quarter.....................            $1.08             $0.72

Fiscal Year Ending December 31, 2003

   First Quarter......................            $0.18             $0.18
   Second Quarter.....................            $0.30             $0.06
   Third Quarter......................            $0.30             $0.18
   Fourth Quarter.....................            $2.10             $0.15

On April 8, 2005, the closing bid price for a share of our Common Stock, as reported on the Over the Counter Bulletin Board, was $0.49.

(b) Holders

As of April 8, 2005, there were approximately 456 stockholders of record of our Common Stock and no shares of our preferred stock issued or outstanding.

(c) Dividends

No cash dividends were declared or paid on our Common Stock since our inception. No restrictions limit our ability to pay dividends on our Common Stock. We do not expect to pay any dividends in the near future.

(d) Securities Authorized For Issuance Under Equity Compensation Plans.

As of April 8, 2005, we have approval to issue up to 5,000,000 shares of our $0.001 par value common stock in accordance with our 2004 Omnibus Stock Plan.

Recent Sales of Unregistered Securities

No issuances of unregistered Common Stock were made during the fourth quarter of fiscal year 2004.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

                                    Overview

Safe Harbor

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, objectives of management, and other such matters of the Company.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events. The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates, and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In particular, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-KSB.

The following is qualified by reference to, and should be read in conjunction with our audited financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-KSB, as well as the discussion hereunder "Management's Plan of Operation".

Effective August 18, 2004, RG America, Inc. ("RG", the "Company", "we", "us") changed its name from Invvision Capital, Inc. to RG America, Inc.

Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc., a Texas corporation ("RGA 2003") and its wholly-owned subsidiaries (i) RG Insurance Services, Inc., a Texas corporation ("RGIS") which is a general insurance agency and (ii) RG Risk Management, Inc., a Texas corporation ("RGRM") which is engaged in the business of providing claims management services, (iii) RG Restoration, Inc., a Texas corporation also known as "The Restoration Group" ("TRG"), which is engaged in the business of performing commercial property restoration services and (iv) Restoration Group America, Inc., a Texas corporation ("RGA") which holds the intellectual property rights to PropertySMARTSM. The entities sometimes referred to herein as RGIS, RGRM, TRG and RGA are now our indirect wholly-owned subsidiaries.

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003 as discussed above, we are an operating entity and are no longer in the development stage effective as of January 1, 2004.

On August 10, 2004, RG acquired all of the common stock of Practical Business Solutions 2000, Inc. ("PBS"). The aggregate purchase was $350,000, which payment consisted of 166,667 restricted shares of RG's common stock. The terms included
(1) an agreement by the stockholders of PBS to escrow 55,555 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and an agreement by RG granting piggyback registration rights for the resale of 5,850 of the purchase consideration shares.

On December 16, 2004, we determined that as a result of a material impairment of PBS, we would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation has been significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 is impaired and we have recorded this amount as an Impairment of Goodwill in the accompanying Financial Statements as of December 31, 2004. Additionally, PBS net book assets of $144,661 have been written off and charged to Impairment of Subsidiary in the accompanying Statement of Operations for the year ended December 31, 2004.

In August 2004, the shareholders of the Company approved the name of the Company to be changed to RG from Invvision.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2004 and 2003, the Company reported net losses of $2,283,451 and $2,290,011, respectively.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

      - The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments
      - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS

In August 2004, the shareholders of the Company approved the name of the Company to be changed to RG from Invvision.

In August 2004, the stockholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company's common stock by a ratio of between one-for-two and one-for-six, inclusive, to be made at the sole discretion of the Board of Directors before December 31, 2004. On December 16, 2004, our Board of Directors approved a reverse stock split of the issued and outstanding shares Registrant's common stock by a ratio of one-for-six.

On August 10, 2004, we acquired all of the common stock of Practical Business Solutions 2000, Inc. ("PBS"). The aggregate purchase was $350,000, which payment consisted of 166,667 restricted shares of our common stock. The terms included
(1) an agreement by the stockholders of PBS to escrow 55,555 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and an agreement by us granting piggyback registration rights for the resale of 5,850 of the purchase consideration shares.

On November 26, 2004, Cecil W. Jones resigned his position as a director of the Company due to the time required for Mr. Jones primary business. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

On December 6, 2004, D. Yale Sage resigned his position as a director of the Company to pursue other business interests. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

On December 16, 2004, we determined that as a result of a material impairment of PBS, we would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation has been significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 is impaired and we have recorded this amount as an Impairment of Goodwill in the accompanying Consolidated Financial Statements as of December 31, 2004. Additionally, the net book value of PBS assets of $144,661 have been written off and recorded as an to Impairment of Subsidiary in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004.

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003 as discussed above, we are an operating entity and are no longer in the development stage effective as of January 1, 2004.

From January through March 1, 2005, we made principal payments of $165,015 on our Bank Line of Credit. As a result of these payments, the Bank Line of Credit has been repaid in its entirety as of March 1, 2005.

On January 15, 2005, Ralph Hunter resigned his position as a director of the Company. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

In February 2005, we signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as our financial advisor in connection with two proposed private offerings of our securities. The first offering is for up to $1,000,000 of senior subordinated convertible debentures and the second is for up to $5,000,000 of equity. We will use the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. The equity transaction proceeds are anticipated to finance the introduction of our proprietary PropertySMARTSM product, as well as grow our wholly owned subsidiaries RG Insurance Services and RG Restoration, Inc.

From January through March 2005, we received $323,000 of cash proceeds, net of $77,000 of expenses, from the issuance of senior subordinated convertible debentures as discussed previously.

On March 14, 2005, Richard Nelson resigned his position as an officer of the Company. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

In April of 2005, RG Insurance Services, Inc. ("RGIS"), our wholly owned subsidiary and Innovative Risk Management ("IRM") jointly withdrew from a non-binding Memorandum of Understanding ("MOU") between the two parties. The MOU was designed to develop a Managing General Agency to handle all responsibilities for claims processing and administrative underwriting functions for our proprietary PropertySMARTSM program. RGIS has taken over responsibility for these functions. Additionally, we are continuing to seek an A rated carrier to front our proprietary PropertySMARTSM program.


GOING CONCERN

The Independent Registered Public Accounting Firms' reports on the financial statements for the years ended December 31, 2004 and December 31, 2003, include an emphasis paragraph in addition to their audit opinion stating that recurring losses from operations, a working capital deficiency and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the impairment of goodwill, the impairment of long-lived assets, the valuation for non-cash issuances of common stock, the allowance for doubtful accounts, revenue recognition for construction contracts and insurance premiums and the valuation allowance for deferred tax assets and liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of

Significant Accounting Policies" in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the fiscal years ended December 31, 2004 and December 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

IMPAIRMENT OF GOODWILL

Goodwill represents the excess purchase price over the fair market value of the nets assets acquired. In accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized but is subject to annual impairment tests. On December 16, 2004, we determined that as a result of a material impairment of PBS, we would wind down and close the PBS operation. As a result, we believe that the PBS valuation has been significantly impaired and as a result of our impairment analysis, the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 is impaired and we have recorded this amount as an impairment expense in the accompanying Statement of Operations as of December 31, 2004.

IMPAIRMENT OF LONG-LIVED ASSETS

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. On December 16, 2004, due to lack of expected PBS future cash flows, we would wind down and close the PBS operation. As a result, we believe that the PBS valuation has been significantly impaired and as a result of our impairment analysis, the net book value of PBS assets of $144,661 have been written off and recorded as an Impairment of Subsidiary in the accompanying Statement of Operations for the year ended December 31, 2004

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

We issued common stock to several parties in non-cash transactions during the year ended December 31, 2004. For these issuances, valuation was determined based upon the recent sales of stock prices obtained in private offerings of our common stock completed during the year ended December 31, 2004 or the value of such existing liabilities satisfied.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We estimate the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Our management reviews the customer accounts on a routine basis to determine if an account should be charged off.

REVENUE RECOGNITION ON CONSTRUCTION CONTRACTS

The majority of our revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. We perform work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. We recognize revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at December 31, 2004. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined.

REVENUE RECOGNITION FOR INSURANCE PREMIUMS

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

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS AND LIABILITIES

In assessing the recoverability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003 Year Ended December 31,

                                                      2004              2003
                                                 --------------    --------------
Revenues                                         $    5,100,111    $           --
Cost of revenues                                      2,907,886                --
                                                 --------------    --------------
Gross profit                                          2,192,225                --

Operating expenses:
Selling, general and administrative                     775,496           332,952
Compensation, payroll taxes and benefits              1,760,652                --
Consulting and contract labor                           815,991                --
Professional                                            419,750                --
Rent                                                    137,506                --
Impairment of subsidiary                                144,661                --
Impairment of goodwill                                  401,033                --
Depreciation                                             48,579                --
                                                 --------------    --------------
Total operating expenses                              4,503,668           332,952
                                                 --------------    --------------

Operating loss                                       (2,311,443)         (332,952)

Other income (expense):
Other income, net                                        79,814                --
Gain on bankruptcy settlement of land                        --           157,171
Realized loss on available for sale securities               --        (1,951,951)
Interest expense                                        (51,822)         (162,279)
                                                 --------------    --------------
Total other income (expense)                             27,992        (1,957,059)
                                                 --------------    --------------

Net loss                                         $   (2,283,451)   $   (2,290,011)
                                                 ==============    ==============

Revenues:

Revenues increased $5,100,111 or 100% from zero in 2003. Effective December 30, 2003, the acquisition of RG was completed and therefore the prior year did not reflect any revenue.

Cost of Revenues:

Cost of revenues increased $2,907,886 or 100% from zero in 2003. Effective December 30, 2003, the acquisition of RG was completed and therefore the prior year did not reflect any cost of revenues

Operating Expenses:

Operating expenses increased $4,170,716, or 1,253%, to $4,503,668 for 2004 from $332,952 for 2003. Effective December 30, 2003, the acquisition of RG was completed and therefore the prior year did reflect an entire year of operations.

Other Income (Expense):

Other income (expense) decreased $1,985,051 of expense, or 101% to $27,992 of income for 2004 from $1,957,059 of expense in 2003. The increase was primarily from a $1,951,951 realized loss on available for sale securities in 2003 with no corresponding amount in 2004.

Liquidity and Capital Resources:

Cash was $111,345 at December 31, 2004 as compared to $8,090 at December 31, 2003 and working capital deficit was $1,877,384 at December 31, 2004 as compared to $2,047,402 at December 31, 2003. The increase in cash was primarily due to $967,076 of cash proceeds received by the Company from the sale of common stock, offset by $234,985 of repayments for a bank line of credit, $192,474 of repayments for a note payable-related party and $250,429 of cash used in operations.

Operating Activities

Cash used in operating activities was $250,429 for the year ended December 31, 2004 compared to $2,060,808 for the year ended December 31, 2003. The decrease in cash used resulted primarily from a $1,292,968 increase in accrued expenses, an $802,132 increase in trade accounts payable, $474,738 of stock issued for professional services and a $401,033 impairment of goodwill, offset by a $1,211,096 increase in contracts receivable.

Investing Activities

Cash used in investing activities was $471,040 for the year ended December 31, 2004 compared to $1,741,986 of cash provided by investing activities for the year ended December 31, 2003. The increase in cash used resulted primarily from a $1,951,951 realized loss on available for sale securities in 2003 the purchase of available-for-sale securities.

Financing Activities

Cash flows provided by financing activities was $824,724 for the year ended December 31, 2004 compared to $326,700 for the year ended December 31, 2003. The increase in cash provided by financing activities was primarily due to $967,076 of cash proceeds received by the Company from the sale of common stock, offset by $234,985 of repayments for a bank line of credit and $192,474 of repayments for a note payable-related party.

Our principal uses of cash to date have been for operating activities and we have funded our operations primarily by incurring indebtedness and the sale of our common stock.

The indebtedness obligations pose a significant liquidity risk to our business and stockholders by requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements. Additionally, these debt obligations may impede us from obtaining additional financing in the future for working capital, capital expenditures and other corporate requirements and may make us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

The following summarizes our debt obligations at December 31, 2004:

SHORT-TERM DEBT

Our short-term debt at December 31, 2004 consisted of the following:

Bank Line of Credit

$335,000 bank line of credit, dated February 28, 2004, bearing interest at the bank's prime rate plus four percent (9.25% at December 31, 2004), payable
monthly with principal due at maturity on January 28, 2005.                      $165,015
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

In October 2004, RG made principal payments totaling $104,965 from construction accounts receivable proceeds resulting in a principal balance of $165,015 at December 31, 2004.

From January through March 1, 2005, RG made principal payments of $165,015 on the Bank Line of Credit. As a result of these payments, the Bank Line of Credit has been repaid in its entirety as of March 1, 2005.

Notes payable - Related Party

$75,000 unsecured promissory note, dated October 2003, bearing interest at 10%
per annum and due on demand.
                                                                                  $24,792
$5,000 unsecured  promissory note, dated July 30, 2004, bearing interest at 10%
per annum and due on demand                                                         5,000

Current portion of long-term debt - Related party                                   3,120
                                                                                    -----
                                                                                  $32,912

In October 2003, we executed a $75,000 unsecured promissory note, of which $24,792 is outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand.

In October 2003, we executed a $15,000 unsecured promissory note, of which $3,120 is the short term portion outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007.

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

In June 2004, a significant stockholder of the Company and a founder of RG paid $71,004 on behalf of the Company to a bank for a mandatory payment required under a line of credit (See Bank Line of Credit above). The promissory note is unsecured and is due on demand. On August 27, 2004, the Company made a principal payment of $35,502. On December 31, 2004, the Company made principal payment of $35,502. As a result, the promissory note has been repaid in its entirety at December 31, 2004.

In July 2004, we executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand.

Notes payable

$75,000  unsecured  promissory note dated September 2004,  bearing interest at 15%
per annum and due on demand.                                                            $ 75,000

$185,100 unsecured promissory note, dated May 2004, bearing interest at 10% for
90 days and 18% subsequently. In default as of December 31, 2004.
                                                                                         185,100
$6,000 unsecured promissory note dated July 2003, bearing interest at 8% per annum and due on demand.
                                                                                           6,000
$8,099  unsecured  promissory  note dated July 2003,  bearing  interest  at 8% per
annum and due on demand                                                                    8,099
                                                                                           -----

                                                                                        $274,199

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. We are accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available.

Through May 2004, we had received $185,100 of proceeds in the form of a loan from an unrelated third party. We intend to retire the unsecured loan with the issuance of common stock before June 30, 2005. We are accruing interest at the rate of 10% per annum for 90 days from June 15, 2004 and 18% subsequently. We are currently in default on these notes since we have not repaid or issued common stock as of December 31, 2004, as required by the note agreement. As of the date of these Financial Statements, the third party has not exercised any options or rights available as a result of the default and we are in discussion with the unrelated third party to resolve the matter through the issuance of our common stock before June 30, 2005.

On August 8, 2004, through the acquisition of PBS, we assumed a $6,000 unsecured promissory note from an unrelated party. We are accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds are available or through the issuance of RG common stock in exchange for the retirement of the promissory note.

On August 8, 2004, through the acquisition of PBS, we assumed a $8,099 unsecured promissory note from an unrelated party. We are accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds are available or through the issuance of RG common stock in exchange for the retirement of the promissory note.

On September 30, 2004, we had received $26,256 of proceeds in the form of a loan from an unrelated third party. This loan had an interest rate of 12% and was repaid in its entirety on October 14, 2004.

LONG-TERM DEBT

Long-term Debt - Related Party


$15,000  unsecured  promissory  note dated  October  2003,  bearing  interest at 9.2% -  $10,819 monthly payments of $432.32 - due March 2007
Less: Current portion                                                                     (3,120)
                                                                                         -------
                                                                                         $ 7,699
                                                                                         =======

In October 2003, we executed a $15,000 unsecured promissory note, of which $10,819 is outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007.

Equity Financing

None

Liquidity

To continue with our business plan, we will require additional short-term working capital and we have not generated sufficient cash from operations to fund our operating activities through the end of fiscal 2005. We cannot assure you that we can obtain sufficient proceeds, if any, and borrowings under any interim financing we are able to secure that will be sufficient to meet our projected cash flow needs.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the implied market value of our Common Stock and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock. Failure to obtain commitments for interim financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

The increase in cash provided by financing activities was primarily due to $967,076 of cash proceeds received by the Company from the sale of common stock, offset by $234,985 of repayments for a bank line of credit and $192,474 of repayments for a note payable-related party. Our primary sources of cash were by obtaining $967,076 of proceeds from the sale of common stock, $211,356 of proceeds from the issuance of notes payable, $90,305 of proceeds from the issuance of notes payable-related party and $9,702 of advances from stockholders. We have utilized these funds to cover our current obligations, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for repayments of $234,985 on a bank line of credit and $192,474 for a note payable-related party.

Additionally, in February 2005, we signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as the Company's financial advisor in connection with two proposed private offerings of our securities. The first offering is for up to $1,000,000 of senior subordinated convertible debentures and the second is for up to $5,000,000 of equity. We will use the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. The equity transaction proceeds are anticipated to finance the introduction of our proprietary PropertySMARTSM product, as well as grow our wholly owned subsidiaries RG Insurance Services and RG Restoration, Inc.

From January through March 2005, we received $323,000 of cash proceeds, net of $77,000 of expenses, from the issuance of senior subordinated convertible debentures as discussed previously.

Off-Balance Sheet Arrangements We have no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table highlights, as of December 31, 2004, our contractual obligations and commitments by type and period:

                                                                   Payments Due by Period
                                                                   ----------------------
                                                           Less than 1
                                                           -----------
Contractual Obligations                      Total             year         1-3 years      4-5 years   After 5 years
-----------------------                      -----             ----         ---------      ---------   -------------
Short-Term Debt:                                                                        -           -               -
Bank Line of Credit                           165,015             165,015               -           -               -
Notes Payable-Related Party.....               40,611              32,912           7,699           -               -
Notes Payable                                 274,199             274,199               -           -               -
                                          -----------           ---------    ------------ -----------  --------------

Total Debt                                 $  479,825            $472,126           7,699           -               -
                                           ==========            ========    ============ ===========  ==============

Recent Accounting Developments

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1). A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is required to adopt SFAS No. 123(R) on January 1, 2006, and is currently evaluating the adoption alternatives.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No.25`s intrinsic value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS 123(R)`s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company's overall consolidated financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2005 OUTLOOK
Our Company's ability to successfully implement our business plan will be heavily dependent on our Company securing additional capital from the sale of our common stock or from the issuance of debt securities. As discussed previously, from January through March 2005, we received $323,000 of cash proceeds, net of $77,000 of expenses, from the issuance of senior subordinated convertible debentures. We anticipate additional cash proceeds will be obtained from either the issuance of convertible debentures or the sale of our common stock.

However, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management or that the additional financing will be available when we require the funds.

Item 7. Financial Statements.

Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report. A list of our Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

Item 8. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.

On April 27, 2004, the Company dismissed Turner, Stone & Company, LLP ("Turner") as the Company's independent registered public accounting firm. The decision to change the independent registered public accounting firm was unanimously approved by the Company's board of directors. Turner issued no report that contained any adverse opinion, disclaimer or opinion, or modification as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Turner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Turner, would have caused Turner to make reference thereto in, or in connection with, their reports on financial statements for the interim period ended April 27, 2004 (the date of the dismissal) or the interim period ended May 3, 2004 (the date of the filing of Form 8-K with the Securities and Exchange Commission).

Also, on April 28, 2004, the Company engaged Whitley Penn as its new independent registered public accounting firm for its fiscal year ending December 31, 2004 and for the review of its quarterly information for the quarters ended during the fiscal year ending December 31, 2004. The Company's board of directors unanimously approved this engagement. In the Company's two most recent fiscal years and any subsequent interim period to the date hereof, neither the Company, nor anyone on behalf of the Company, has consulted with Whitley Penn regarding either: (i) the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a "disagreement," or "event" as defined in
Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Item 8A.   Controls and Procedures.

As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report..

Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, our disclosure controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

CEO and CFO Certifications

Appearing as exhibits 31.1 and 31.2 to this report there are Certifications of our Chief Executive Officer and Chief Financial Officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certifications). This item of this report is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.


Item 8B.  Other Information.

On November 26, 2004, Cecil W. Jones resigned his position as a director of the Company due to the time required for Mr. Jones primary business. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices

On December 6, 2004, D. Yale Sage resigned his position as a director of the Company to pursue other business interests. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices..

On January 15, 2005, Ralph Hunter resigned his position as a director of the Company. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices. On March 14, 2005, Richard Nelson resigned his position as an officer of the Company. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

In April of 2005, RG Insurance Services, Inc. ("RGIS"), our wholly owned subsidiary and Innovative Risk Management ("IRM") jointly withdrew from a non-binding Memorandum of Understanding ("MOU") between the two parties. The MOU was designed to develop a Managing General Agency to handle all responsibilities for claims processing and administrative underwriting functions for our proprietary PropertySMARTSM program. RGIS has taken over responsibility for these functions. Additionally, we are continuing to seek an A rated carrier to front our proprietary PropertySMARTSM program.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

(a) Identity of directors and executive officers during the period covered by this report.

           Name                   Age         Position                                     Term
           ----                   ---         --------                                     ----
John E. Rea                        39      CEO and Director                        1 year through August 2005
James A. Rea                       37      COO and Director                        1 year through August 2005
Edward P. Rea                      64      Chairman of the Board                   1 year through August 2005
Paul S. Johnson                    71      Director                                1 year through August 2005
Michael A. Jenkins                 63      Director                                1 year through August 2005
J. Kenneth Dunn                    46      Director                                1 year through August 2005
Bruce A. Hall                      48      Chief Financial Officer
Kevin L. Dahlberg                  42      Executive Vice President and
                                           President-Insurance Services
Richard Nelson                     57      President
John N. Brobjorg                   47      Corporate Controller
Robert A. England                  43      Chief Technology Officer

(b) Business experience of directors and executive officers during the period covered by this report.

John E. Rea, Chief Executive Officer and Director

John E. Rea was elected Chief Executive Officer in December 2003. He was previously the Company's President and has been a member of the Board since April 2001. Mr. Rea previously served as President of The Crafter's Marketplace, Ltd., which operated a chain of retail stores operating in Canada, beginning in 1998. He attended Southern Methodist University. Mr. Rea is the brother of our Chief Operating Officer and Director, James A. Rea, and the son of our Chairman of the Board, Edward P. Rea.

James A. Rea, Chief Operating Officer and Director

James A. Rea has been our Chief Operating Officer since December 2003 and has been a director since March 2004. Mr. Rea previously served as our President from December 2003 to June 2004. Prior to joining us, he was President and Chief Operating Officer of The Restoration Group, Inc. from June 2001 through December 2003. Mr. Rea was President of Tenax, Inc., a home building company, from February 1999 through June 2001. He was the Vice President of Construction for Matthews Southwest from 1996 through February 1999. Mr. Rea attended Texas Tech University. Mr. Rea is the brother of our Chief Executive Officer and Director, John E. Rea, and the son of our Chairman of the Board, Mr. Edward P. Rea.

Edward P. Rea, Chairman of the Board

Edward P. Rea has been our Chairman of the Board and a director since April 2001. He has also been an independent business consultant since 1998. Mr. Rea is the father of our Chief Executive Officer and director, John E. Rea, and our Chief Operating Officer and director, James A. Rea.

Paul S. Johnson, Director

Paul S. Johnson has been a member of our Board since February 2004. Mr. Johnson retired from the U.S. Naval Reserves in 1991 with the rank of 2-star admiral. From July 1989 to the present, he has been employed by American East as a Captain on Boeing 727 aircraft. He is a graduate of Iowa State University where he obtained a Bachelors of Science degree.

Michael A. Jenkins, Director

Michael A. Jenkins has been a member of our Board since March 2004. He is currently President of Leisure and Recreation Concepts, Inc. ("LARC"), a design and consulting firm located in Dallas, Texas. He has been President of LARC since 1970. Additionally, Mr. Jenkins has been President and Managing Director of Dallas Summer Musicals, Inc., a musical theater company, since 1974. Mr. Jenkins attended Baylor University from 1960 to 1963.

J. Kenneth Dunn, Director

J. Kenneth Dunn is currently the President of Rainier Capital Management, a banking and financial consulting firm, which he formed in 2003. From 1994 to 2002, Mr. Dunn was a partner with Meridian Capital Management, a real estate management firm. Prior to that, from 1988 to 1994, Mr. Dunn was Executive Vice President of Hampton Real Estate Group, a real estate management company which owned and/or controlled approximately 10,000 apartment units and 1,500,000 square feet of commercial property. Mr. Dunn was employed as a commercial loan officer from 1982 to 1988 with First National Bank of Commerce in New Orleans, Louisiana and Banc Texas in Dallas, Texas in the general business and real estate lending divisions. Mr. Dunn received his Masters of Business Administration degree from the University of Arkansas in 1982.

Bruce A. Hall, Chief Financial Officer

Mr. Hall has been our Chief Financial Officer and Secretary since May 2004. Mr. Hall is a senior financial executive with extensive experience serving as a CFO and in related financial management positions in the real estate development, energy, consulting and manufacturing industries. He has held senior level positions at Recognition Equipment, Inc., Harris Adacom Corporation and Probex Corporation. He has also been a senior financial and management consultant and multi-family housing developer and began his career in public accounting with Arthur Young & Company, a predecessor of Ernst & Young LLP. Mr. Hall holds both CPA (Certified Public Accountant) and CMA (Certified Management Accountant) designations and is a graduate of the University of Texas at Austin.

Kevin L. Dahlberg, Executive Vice President and President - Insurance Services and Secretary

Kevin L. Dahlberg has been our President - Insurance Services and Secretary since January 2005. Prior to that, he served as Vice President - Investor Relations since June 2004 and Executive Vice President - Finance since December 2003. He was previously employed with Moore Remodeling & Construction, L.P. and

Mosquito Control Systems, L.P. as a principal and partner. Prior to that, Mr. Dahlberg was employed by Hillwood Investments, a Perot Company, from March 2000, through August 2002 as a Vice President. Prior to his tenure at Hillwood, Mr. Dahlberg was employed at Archon Financial, a Goldman Sachs company, as a Vice President and Commercial Real Estate Lending Underwriter. Mr. Dahlberg obtained a Bachelor of Arts in Business Administration degree from Baylor University with majors in Entrepreneurship, Management and Real Estate in 1985. He also holds Series 6, 7 and Securities Licenses and a Texas Property & Casualty Insurance License.

Richard S. Nelson, President

Richard S. Nelson has been our President since June 2004. He previously served as our Executive Vice President - Marketing from February 2004 to June 2004. Prior to joining us, from September 2003 through February 2004, Mr. Nelson was the Chief Executive Officer of Mosquito Control Systems, L.P., a Dallas, Texas-based pest control firm. From September 2002 through September 2003, he headed Richard Nelson & Associates, a business consulting firm. From June 1992 through September 2002, he was Senior Vice President of WebLink Wireless, Inc., f/k/a PageMart Wireless, Inc., a publicly held wireless communication carrier. He also held several executive positions at AMR Corporation. Mr. Nelson earned a Bachelor of Arts degree from Northwestern University in Chicago, Illinois and a Masters of Business Administration degree from the University of Dallas in Dallas, Texas. Mr. Nelson subsequently resigned his position on March 14, 2005.

John N. Brobjorg, Corporate Controller

John N. Brobjorg has been our Corporate Controller since July 2004. Mr. Brobjorg is a financial executive with extensive experience as a corporate controller and in related financial management positions in the hi-tech, manufacturing, energy, clinical laboratory and consulting industries. He has held senior level positions at Probex Corporation, Praxair Inc., Corning Clinical Laboratories, Convex Computer Corporation and Amsoil, Inc. Mr. Brobjorg holds a CMA designation and earned a Master of Arts degree in International Business from the University of Texas and a Bachelor of Arts degree in Economics and a Senior Accounting Certificate from the University of Minnesota.

Robert A. England, Chief Technology Officer

Robert A. England has been our Chief Technology Officer since December 2003. He was previously the Chief Technology Officer and Chief Production Manager at Restoration Group America 2003, Inc. from April 2003 to December 2003. Prior to that, he was employed by Motorola, Inc. as a Global Account Manager from May 1999 through March 2003. Mr. England was a Senior Integration Manager for Sabre Holdings Corporation from 1986 until May 1999. He earned a Bachelor of Science degree in Computing and Information Sciences from Oklahoma State University in 1986. Mr. England is also a licensed all-lines insurance adjuster.

Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

Compensation Committee

We maintain a Compensation Committee of our Board of Directors. The Compensation Committee is responsible for review of and making recommendations to our Board of Directors on all matters relating to compensation and benefits provided to our executive officers. The Compensation Committee is comprised of Messrs. Jenkins and Johnson.

Audit Committee

The Audit Committee assists our Board of Directors in exercising its fiduciary responsibilities for oversight of audit and relating matters including corporate accounting, reporting and control practices. It is the Audit Committee's responsibility to recommending to our Board of Directors the Independent Registered Public Accounting Firm to be engaged by the Company for the following fiscal year. The Audit Committee, comprised of Messrs. Jenkins and Johnson, meets periodically with our management, financial personnel and the Independent Registered Public Accounting Firm to review our internal accounting controls and auditing and financial reporting matters.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not currently have an audit committee financial expert serving on our Audit Committee. We do not currently have an individual who would be considered our audit committee financial expert. Previously, we did not provide Directors and Officers liability insurance ("D&O") and this was a detriment to our ability to attract qualified candidates to fill this position. However, in 2004, we obtained D&O coverage and are currently in the process of searching for an individual to serve on our Board and the Audit Committee who would qualify as an audit committee financial expert.

Compensation of Directors

We do not currently pay any remuneration to our non-employee directors although in March 2004, we did issue 16,667 restricted shares of our Common Stock to each of Messrs. Jenkins and Johnson upon their appointment to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

Principal Executive and Financial Code of Ethics

In Fiscal 2004, we adopted a code of ethics for our principal executive officer, principal financial officer and principal accounting officer. Copies may be requested free of charge from the Company. Family Relationships

Edward P. Rea is Chairman of the Board and is the father of John E. Rea and James A. Rea, our Chief Executive Officer and Chief Operating Officer, respectively.

Certain Legal Proceedings

During the past five (5) years, no Executive Officer and/or Director of the
Company:

o     Filed any personal bankruptcy petition.

o Had a petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two (2) years prior to that time, except as detailed below:

      o As discussed previously, Bruce A. Hall, our Chief Financial Officer, was Chief Financial Officer of Probex Corp. ("Probex"), a former publicly traded company. In May 2003, Probex filed for protection under Chapter 7 of the United States Bankruptcy Code.

o Had any conviction in a criminal proceeding or was subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

o Was subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities.

o Was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 10.   Executive Compensation.

                                                                                Long Term Compensation
                                                                      -----------------------------------------
                               Annual Compensation                           Awards                    Payouts
---------------------------------------------------------------------------------------------------  ----------
  (a)                   (b)      (c)        (d)          (e)              (f)            (g)            (h)
                                                                       Restricted     Securities
Name &                                               Other Annual       Stock         Underlying/      LTIP       All Other
Position               Year   Salary($)   Bonus($)  Compensation($)   Award(s)($)(1) Options/SARs(#)  Payouts($) Comp($)
-----------------------------------------------------------------------------------------------------------------------------
John E. Rea            2002     -0-         -0-           -0-           -0-                -0-           -0-             -0-
CEO                    2003     -0-         -0-           -0-           -0-                -0-           -0-             -0-
                       2004     65,692      -0-           -0-           -0-                -0- (A)       -0-             -0-
-----------------------------------------------------------------------------------------------------------------------------

None of our other named executive officers earned more than $100,000 during the fiscal year ended December 31, 2004.

(A) In June 2003, the Company granted Mr. Rea options to purchase 833,333 shares of our $0.001 par value common stock at $0.30 per share (originally 5,000,000 shares at $0.05 per share before the one-for-six reverse split in August 2004). The options were subsequently authorized under the Company's approved 2004 Omnibus Stock Plan in August 2004. The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock awards when awards are granted with exercise prices equal to or greater than the estimated fair value of the stock on the date of grant. On the date of grant, the estimated fair value was $0.06 per share and therefore no compensation expense has been recorded for the options since the exercise price of $0.30 per share is greater than the estimated fair value of $0.06 per share.

Employee Stock Option Plan

In August 2004, our shareholders approved the 2004 Omnibus Stock Plan for the issue of up to 5,000,000 shares of our $0.001 par value common stock.

Employment Agreements

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

As of December 15, 2004, our subsidiary, RGA, entered into an employment agreement with Kevin L. Dahlberg, our Executive Vice President and President - Insurance Services (the "Dahlberg Agreement"). The Dahlberg Agreement provides for an annual base salary of $10,000.00 per month, a transportation allowance of $500.00 per month, participation in any savings and retirement plan and welfare benefit plans adopted by RGA, and other standard provisions.

As of February 1, 2005, our subsidiary, RGA, entered into a consulting agreement with Bruce A. Hall, our Chief Financial Officer (the "Hall Agreement"). The Hall Agreement provides for an annual consulting fee of $5,000.00 per month and other standard provisions.

Item 11.   Security Ownership Of Certain Beneficial Owners and Management.

                 Security Ownership of Certain Beneficial Owners

The following table sets forth, as of April 8, 2005, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

Name and Address                  Amount and Nature            Percent
of Beneficial Owner            of Beneficial Ownership        of Class(1)
-------------------            -----------------------        -----------

JAAVBR LP (3)
2100 Valley View Lane
Dallas, Texas 75234                           3,216,667           12.9%

J2 Family L.P (4)
2100 Valley View Lane
Dallas, Texas 75234                           3,200,000           12.8%

DKWFLP LP
2100 Valley View Lane
Dallas, TX 75234                              3,200,000           12.8%

Jades Family LP
2100 Valley View Lane
Dallas, TX 75234                              3,200,000           12.8%

      1. Based upon 24,906,380 shares of Company Common stock, consisting of 20,244,460 shares of the Company's Common Stock outstanding as of April 8, 2005, and 4,661,920 shares of the Company's Common Stock authorized for issuance as of April 8, 2005, but subsequently issued thereafter.

      2. Shares of Common Stock subject to warrants that are exercisable within 60 days of April 8, 2005, are deemed beneficially owned by the person holding such warrant for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. All common shares held by the Officers and Directors listed above are "restricted securities" and as such are subject to limitations on resale. The shares held by the officers and directors may be sold pursuant to Rule 144 under certain.

      3. James A. Rea, our Chief Operating Officer and director, is a limited partner of JAAVBR, LP.

      4. John E. Rea, our Chief Executive Officer and director, is a limited partner of J2 Family L.P. and the President and the sole shareholder of its general partner.

The following table sets forth, as of April 8, 2005, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address                                       Amount and Nature                         Percent
of Beneficial Owner                              of Beneficial Ownership (2)(3)                  of Class
-----------------------------------------------------------------------------------------------------------
John E. Rea (4)                                             3,200,625                               12.9%
James A. Rea (5)                                            3,222,152                               12.9%
Edward P. Rea (6)                                            574,331                                2.3%
Robert A. England                                             21,733                                  *
Paul S. Johnson                                               19,542                                  *
Michael A. Jenkins                                            17,500                                  *
Kevin L. Dahlberg                                             15,400                                  *
Bruce A. Hall                                                   -                                     *
Richard S. Nelson (7)                                           -                                     *
J. Kenneth Dunn                                                 -                                     *
John N. Brobjorg                                                -                                     *

All directors and executive officers as a
group (11 persons) (8)                                      7,071,283                               28.4%

      (*) Less than 1%.

      1. Based upon 24,906,380 shares of Company Common stock, consisting of 20,244,460 shares of the Company's Common Stock outstanding as of April 8, 2005, and 4,661,920 shares of the Company's Common Stock authorized for issuance as of April 8, 2005, but subsequently issued thereafter.

      2. Shares of Common Stock subject to warrants that are exercisable within 60 days of April 8, 2005, are deemed beneficially owned by the person holding such warrant for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. All common shares held by the Officers and Directors listed above are "restricted securities" and as such are subject to limitations on resale. The shares held by the officers and directors may be sold pursuant to Rule 144 under certain.

      3. Includes all shares of Common Stock with respect to which each person or entity directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares

      4. Represents 3,200,000 shares owned by J2 Family LP and 625 shares owned by members of John E. Rea's immediate family. John E. Rea is a limited partner of J2 Family LP and the President and the sole shareholder of its general partner.

      5.    Represents (i) 1,784 shares of Common Stock owned by Tenax, Inc.,
            (ii) 3,451 shares owned by JR Holdings, Inc., (iii) 3,216,667 shares owned by JAAVBR, L.P. and (iv) 250 shares owned by members of James
            A. Rea's immediate family. James A. Rea is President of Tenax, Inc. and JR Holdings, Inc. and is a limited partner of JAAVBR, L.P.

      6. Includes (i) 70,477 shares of Common Stock owned by Rea Capital Corporation, (ii) 335,304 shares owned by Rea Brothers, Ltd. and
            (iii) 168,550 shares owned by The Crafters Marketplace, Ltd. Edward
            P. Rea is Chairman of Rea Capital Corporation, Rea Brothers, Ltd. and The Crafters Marketplace, Ltd.

      7. Richard Nelson resigned his position with the Company on March 14, 2005.

      8. Includes (i) 70,477 shares of Common Stock owned by Rea Capital Corporation, (ii) 335,304 shares owned by Rea Brothers, Ltd., (iii) 168,550 shares owned by The Crafters Marketplace, Ltd., (iv) 3,200,000 shares owned by J2 Family LP, (v) 625 shares owned by members of John E. Rea's immediate family, (vi) 1,784 shares owned by Tenax, Inc., (vii) 3,451 shares owned by JR Holdings, Inc.,
            (viii) 3,216,667 shares owned by JAAVBR, L.P. and (ix) 250 shares owned by members of James A. Rea's immediate family.

Item 12. Certain Relationships And Related Transactions.


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

In October 2003, we executed a $75,000 unsecured promissory note, of which $24,792 is outstanding at December 31, 2004. The promissory note is with an officer of RG, the interest rate is 10% per annum and the note is due on demand.

In October 2003, we executed a $15,000 unsecured promissory note, of which $10,819 is outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007.

From January through May 1, 2004, the Company paid $37,500 to the Chairman of the Board for consulting services. Effective May 1, 2004, the agreement was modified from $7,500 to $8,500 per month and $15,350 was paid under the revised agreement with a balance of $24,650 outstanding at December 31, 2004.

In June 2004, a significant shareholder of the Company and a founder of RG paid $71,004 on behalf of the Company to a bank for a mandatory payment required under a line of credit. On August 27, 2004, the Company made a principal payment of $35,502. The promissory note is unsecured and is due on demand.

In June 2004, we issued 66,667 shares of common stock at $0.30 per share for the purchase of property and equipment from Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of RG. As a result of this transaction, the Company recorded $20,000 of PP&E on the consolidated balance sheet.

In July 2004, we executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand.

Item 13. Exhibits


INDEX TO EXHIBITS.

Exhibit
No.         Description of Exhibit                                                Sequential Page No.
------------------------------------------------------------------------------------------------------------

(31)

      31.1  Certification of the Chief Executive Officer of RG America, Inc.
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2  Certification of the Chief Financial Officer of RG America, Inc.
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)

      32.1  Certification of the Chief Executive Officer of RG America, Inc.
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Certification of the Chief Financial Officer of RG America, Inc.
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for the year ended December 31, 2004 for professional services rendered by Whitley Penn ("Whitley") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2004 were $40,650.

The aggregate fees billed for the year ended December 31, 2003 for professional services rendered by Turner Stone & Company, LLP ("Turner") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2003 were $14,115.

Audit-Related Fees.

The aggregate fees billed for the year ended December 31, 2004 for assurance and related services rendered by Whitley that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above was $13,000.

No fees were billed for the year ended December 31, 2003 for assurance and related services by Turner that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

Tax Fees

No fees were billed for the year ended December 31, 2004 for tax compliance, tax advice, or tax planning services by Whitley that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

No fees were billed for the year ended December 31, 2003 for tax compliance, tax advice, or tax planning services by Turner that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed for the year ended December 31, 2004 for products and services provided by Whitley, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

No fees were billed for the year ended December 31, 2003 for products and services provided by Turner, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

The Company's standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by Whitley or Turner. All the services performed by Whitley and Turner that are described above were pre-approved by the Company's standing audit committee. None of the hours expended on Whitley's engagement to audit the Company's financial statements for the year ended December 31, 2004 or on Turner's engagement to audit the Company's financial statements for the year ended December 31, 2003 were attributed to work performed by persons other than Whitley's or Turner's full-time, permanent employees.

                                   Appendix A
                              Financial Statements.

      The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

F-1 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR YEAR ENDED DECEMBER 31, 2004.

F-2 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR YEAR ENDED DECEMBER 31, 2003.

F-3   CONSOLIDATED BALANCE SHEET AT OF DECEMBER 31, 2004

F-4 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


F-5 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

F-6 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

F-7 - F-17 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ John E. Rea
    ------------------------------------
    John E. Rea, Chief Executive Officer

Dated: May 5, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ John E. Rea
    ------------------------------------
      John E. Rea, Chief Executive Officer, director

Dated: May 5, 2005

By: /s/ Bruce A. Hall
    ------------------------------------
      Bruce A. Hall, Chief Financial Officer

         Filed herewith are our following audited financial statements:

                                                                                                           Page No.
Report of Independent Registered Public Accounting Firm for year ended December 31, 2004..........................2

Report of Independent Registered Public Accounting Firm for year ended December 31, 2003..........................3

Consolidated Balance Sheet at December 31, 2004...................................................................4

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003..............................6

Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2004 and 2003........7

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003..............................8

Notes to Consolidated Financial Statements........................................................................9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RG America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of RG America, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RG America, Inc. and subsidiaries at December 31, 2004, and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and net loss in 2004 of $2,283,451, working capital deficit of $1,877,384 at December 31, 2004, accumulated deficit at December 31, 2004 of $6,952,551, and substantial obligations with no current resources to satisfy the obligations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



/s/ WHITLEY PENN
----------------------------
Dallas, Texas
April 14, 2005

              INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT

Board of Directors
RG America, Inc. and Subsidiaries, formerly F/K/A Invvision Capital, Inc. and Subsidiaries Dallas, Texas

We have audited the accompanying consolidated balance sheet of RG America, Inc. and subsidiaries, formerly Invvision Capital, Inc. and subsidiaries (a development stage company), for the year ended December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RG America, Inc. and subsidiaries, formerly Invvision Capital, Inc and subsidiaries, at December 31, 2003, and the results of their operations and their cash flows for the above referenced period in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2, the Company entered into a merger transaction during 2001 that was accounted for as a reverse merger with the Company being the acquired entity for financial reporting purposes. As a result, the accompanying consolidated financial statements have been restated to present the financial position and the operating results of the acquiring entity for financial reporting purposes.

The accompanying year 2003 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As also discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company
------------------------------
Turner, Stone & Company, L.L.P.
Certified Public Accountants
April 14, 2004

                       RG AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

ASSETS
                                                      December 31,
                                                          2004
                                                      ------------
Current assets:
Cash and cash equivalents                             $    111,345
Contracts receivable, net of allowance for doubtful
   accounts of $171,377                                  1,809,778
Unbilled revenue                                           330,332
Prepaid expenses                                             2,169
Other receivables                                           36,584
                                                      ------------
Total current assets
                                                         2,290,208
Property and equipment, net of
   accumulated depreciation of $87,710                     270,614

Other non-current assets                                     5,000
                                                      ------------

Total assets                                          $  2,565,822
                                                      ============



The accompanying notes are an integral part of the consolidated financial statements.

                         RG AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET (continued)


                       LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
                                                      December 31,
                                                          2004
                                                      ------------
Current liabilities:
Accounts payable, trade                               $  1,790,991
Accrued expenses                                         1,441,180
Withholding taxes payable                                  269,694
Deferred revenue                                           193,601
Bank line of credit                                        165,015
Notes payable - related party                               32,912
Notes payable                                              274,199
                                                      ------------
Total current liabilities                                4,167,592

Long-term debt - related party                               7,699
                                                      ------------
Total liabilities                                     $  4,175,291


Commitments and contingencies                                   --

STOCKHOLDERS' DEFICIT

Stockholders' deficit
Preferred stock, $.001 par value, 35,000,000 shares

authorized, none issued and outstanding                         --
Common stock, $.001 par value, 300,000,000 shares
authorized, 19,770,390 issued and outstanding               19,770
Common stock subscribed, 4,661,919 shares                 (271,238)
Additional paid in capital                               5,517,675
Common stock warrants                                      130,000
Accumulated deficit                                     (6,952,551)
                                                      ------------
                                                        (1,556,344)

Less: Deferred stock compensation                          (53,125)
                                                      ------------

Total stockholders' deficit                             (1,609,469)
                                                      ------------

Total liabilities and stockholders' deficit           $  2,565,822
                                                      ============



The accompanying notes are an integral part of the consolidated financial statements.

                           RG AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Years Ended
                                                        December 31,
                                                     2004            2003
                                                 ------------    ------------
Revenues                                         $  5,100,111    $         --

Cost of revenues                                    2,907,886              --
                                                 ------------    ------------
Gross profit                                        2,192,225              --

Operating expenses:

Selling, general and administrative                   775,496         332,952

Compensation, payroll taxes and benefits            1,760,652              --

Consulting and contract labor                         815,991              --

Professional                                          419,750              --

Rent                                                  137,506              --

Impairment of subsidiary                              144,661              --

Impairment of goodwill                                401,033              --

Depreciation                                           48,579              --
                                                 ------------    ------------
Total operating expenses                            4,503,668         332,952
                                                 ------------    ------------


Operating loss                                     (2,311,443)       (332,952)

Other income (expense):

Other income, net                                      79,814              --

Gain on bankruptcy settlement of land                      --         157,171

Realized loss on available for sale securities             --      (1,951,951)

Interest expense                                      (51,822)       (162,279)
                                                 ------------    ------------

Total other income (expense)                           27,992      (1,957,059)
                                                 ------------    ------------

Net loss                                         $ (2,283,451)   $ (2,290,011)
                                                 ============    ============

Comprehensive loss
Realized loss on available for sale securities             --       1,951,951
                                                 ------------    ------------

Total Comprehensive loss                         $ (2,283,451)   $   (338,060)
                                                 ============    ============

Loss per share - basic and diluted               $      (0.13)          (1.23)
                                                 ============    ============

Basic and diluted weighted average outstanding
shares                                             17,707,502       1,863,171


The accompanying notes are an integral part of the consolidated financial statements

                        RG AMERICA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                  ----------------------------------------------------------------




                                                                       Preferred Stock                   Common Stock
                                                                  --------------------------  -----------------------------------
                                                                     Shares        Amount           Shares            Amount
                                                                  ----------------------------------------------------------------
Balance at December 31, 2002                                                -          $  -            1,914,998          $1,915

Cancellation of shares                                                      -             -            (508,325)           (508)

Acquisition of RGA 2003's net assets (liabilities                           -             -                    -               -

Reclassification of unrealized loss to realized loss                        -             -                    -               -

Net loss, year ended December 31, 2003                                      -             -                    -               -


Balance at December 31, 2003                                                -             -            1,406,673           1,407
                                                                  ----------------------------------------------------------------
Stock issued for subscribed stock                                     159,167             159            (159,167)          (159)

Stock issued for professional services                                      -             -              343,008             343

Stock issued for directors' fees                                            -             -               50,000              50

Proceeds from sale of common stock                                          -             -            1,848,911           1,849

Stock issued in exchange for note receivable                                -             -              448,167             448

Stock issued for conversion of notes payable                                -             -            1,109,308           1,109

Stock issued for conversion of accounts payable                             -             -              737,328             737

Stock issued and held by transfer agent for instruction                     -             -                1,667               2

Stock issued for property and equipment                                     -             -               81,667              81

Stock issued for employee compensation                                      -             -               36,667              37

Stock issued in exchange for other receivables                              -             -               47,827              48

Stock issued for RGA acquisition                                            -             -           13,333,333          13,333

Stock issued for PBS acquisition                                            -             -              166,667             167

Stock warrant issued for equity services                                    -             -                    -               -

Issuance of employee stock options and related amortization                 -             -                    -               -

Purchase price adjustment                                                   -             -                    -               -

Net loss, year ended December 31, 2004                                      -             -                    -               -
                                                                  ----------------------------------------------------------------
Balance at December 31, 2004                                                -           $  -          19,770,390         $19,770
                                                                  ================================================================

                                                                  -------------------------------------------------------------


                                                                              Common Stock                    Additional

                                                                                Subscribed                      Paid-In
                                                                  --------------------------------------
                                                                        Shares              Amount              Capital
                                                                  --------------------------------------------------------------
Balance at December 31, 2002                                                       -              $   -          $ 3,797,361

Cancellation of shares                                                             -                  -                  508

Acquisition of RGA 2003's net assets (liabilities                                  -                  -          (1,047,275)

Reclassification of unrealized loss to realized loss                               -                  -                    -

Net loss, year ended December 31, 2003                                             -                  -                    -


Balance at December 31, 2003                                                       -                  -            2,750,594
                                                                  --------------------------------------------------------------
Stock issued for subscribed stock                                                  -                  -                   -

Stock issued for professional services                                       176,667                177              474,218

Stock issued for directors' fees                                                   -                  -               19,950

Proceeds from sale of common stock                                           573,333                573              964,654

Stock issued in exchange for note receivable                                       -          (268,900)              268,452

Stock issued for conversion of notes payable                                 704,420                704              588,583

Stock issued for conversion of accounts payable                                    -                  -              406,096

Stock issued and held by transfer agent for instruction                            -                  -                  498

Stock issued for property and equipment                                            -                  -               28,919

Stock issued for employee compensation                                        16,667                 17               20,946

Stock issued in exchange for other receivables                                16,666            (6,983)               33,958

Stock issued for RGA acquisition                                           3,333,333              3,333             (16,666)

Stock issued for PBS acquisition                                                   -                  -              349,833

Stock warrant issued for equity services                                           -                  -             (30,000)

Issuance of employee stock options and related amortization                        -                  -               62,500

Purchase price adjustment                                                          -                  -            (404,860)

Net loss, year ended December 31, 2004                                             -                  -                    -
                                                                  --------------------------------------------------------------
Balance at December 31, 2004                                               4,661,919        $ (271,238)           $5,517,675
                                                                  ==============================================================

                                                                 -----------------------------------------------------------


                                                                       Deferred              Common

                                                                         Stock               Stock           Accumulated

                                                                     Compensation           Warrants           Deficit
                                                                 -----------------------------------------------------------
Balance at December 31, 2002                                                  $      -         $100,000        $(2,379,089)

Cancellation of shares                                                               -                -                   -

Acquisition of RGA 2003's net assets (liabilities                                    -                -                   -

Reclassification of unrealized loss to realized loss                                 -                -         (1,951,951)

Net loss, year ended December 31, 2003                                               -                -           (338,060)


Balance at December 31, 2003                                                         -          100,000         (4,669,100)
                                                                 -----------------------------------------------------------
Stock issued for subscribed stock                                                    -                -                   -

Stock issued for professional services                                               -                -                   -

Stock issued for directors' fees                                                     -                -                   -

Proceeds from sale of common stock                                                   -                -                   -

Stock issued in exchange for note receivable                                         -                -                   -

Stock issued for conversion of notes payable                                         -                -                   -

Stock issued for conversion of accounts payable                                      -                -                   -

Stock issued and held by transfer agent for instruction                              -                -                   -

Stock issued for property and equipment                                              -                -                   -

Stock issued for employee compensation                                               -                -                   -

Stock issued in exchange for other receivables                                       -                -                   -

Stock issued for RGA acquisition                                                     -                -                   -

Stock issued for PBS acquisition                                                     -                -                   -

Stock warrant issued for equity services                                             -           30,000                   -

Issuance of employee stock options and related amortization                   (53,125)                -                   -

Purchase price adjustment                                                            -                -                   -

Net loss, year ended December 31, 2004                                               -                -         (2,283,451)
                                                                 -----------------------------------------------------------
Balance at December 31, 2004                                          $ (53,125)               $130,000        $(6,952,551)
                                                                 ===========================================================

                                                                  --------------------------------------------
                                                                   Accumulated Other
                                                                                                 Total

                                                                     Comprehensive           Stockholders'

                                                                          Loss                  Deficit
                                                                  --------------------------------------------
Balance at December 31, 2002                                           $ (   1,951,951)           $ (431,764)

Cancellation of shares                                                                -                     -

Acquisition of RGA 2003's net assets (liabilities                                     -           (1,047,275)

Reclassification of unrealized loss to realized loss                          1,951,951                     -

Net loss, year ended December 31, 2003                                                -             (338,060)

                                                                                      -
Balance at December 31, 2003                                                                      (1,817,099)
                                                                  --------------------------------------------
Stock issued for subscribed stock                                                     -                   -

Stock issued for professional services                                                -               474,738

Stock issued for directors' fees                                                      -                20,000

Proceeds from sale of common stock                                                    -               967,076

Stock issued in exchange for note receivable                                          -                     -

Stock issued for conversion of notes payable                                          -               590,396

Stock issued for conversion of accounts payable                                       -               406,833

Stock issued and held by transfer agent for instruction                               -                   500

Stock issued for property and equipment                                               -                29,000

Stock issued for employee compensation                                                -                21,000

Stock issued in exchange for other receivables                                        -                27,023

Stock issued for RGA acquisition                                                      -                     -

Stock issued for PBS acquisition                                                      -               350,000

Stock warrant issued for equity services                                              -                     -

Issuance of employee stock options and related amortization                           -                 9,375

Purchase price adjustment                                                             -             (404,860)

Net loss, year ended December 31, 2004                                                -           (2,283,451)
                                                                  --------------------------------------------
Balance at December 31, 2004                                                    $     -          $(1,609,469)
                                                                  ============================================


The accompanying notes are an integral part of the consolidated financial statements

                        RG AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended
                                                                      December 31,
                                                                  2004            2003
                                                              ------------    ------------
Operating Activities:
Net loss                                                      $ (2,283,451)   $ (2,290,011)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation                                                     48,579           1,125
   Provision for doubtful accounts                                  84,591              --
   Amortization of deferred stock expense                            9,375              --
   Stock issued for professional services                          474,738              --
   Stock issued for employee compensation                           21,000              --
   Stock issued for directors' fees                                 20,000              --
   Note issued for employee compensation                             5,260              --
   Impairment of subsidiary long term assets                       144,661              --
   Impairment of goodwill                                          401,033              --
   Gain on bankruptcy settlement of land                                --        (157,171)
   Changes in operating assets and liabilities:
      Increase in contracts receivable                          (1,211,096)             --
      Increase in unbilled revenue and deferred
revenue, net                                                      (196,353)             --
      Decrease in prepaid expenses                                  23,589              --
      Decrease in other receivables                                 43,459              --
      Increase in notes receivable - related party                    (756)             --
      Increase in notes receivable                                  (8,184)             --
      Increase in accounts payable, trade                          802,132         220,992
      Increase in accrued expenses                               1,292,968         164,257
      Increase in withholding taxes payable                         78,026              --
                                                              ------------    ------------
Net cash used in operating activities                             (250,429)     (2,060,808)

Investing Activities:
Purchases of property and equipment                                (61,180)         (5,790)

Purchase of other non current asset                                 (5,000)             --
Realized loss on available for sale securities                          --       1,951,951
Cash from RGA 2003 acquisition                                          --           2,100
Advances made to RGA 2003                                               --        (206,275)
Acquisition purchase price adjustment                             (404,860)             --
                                                              ------------    ------------
Net cash (used in) provided by investing activities               (471,040)      1,741,986

Financing Activities:
Repayments of notes payable - related party                       (192,474)             --
Repayments of notes payable                                        (26,256)             --
Repayments of bank line of credit                                 (234,985)             --
Proceeds from sale of common stock                                 967,076              --
Proceeds from issuance of notes payable                            211,356         247,025
Proceeds from issuance of notes payable - related party             90,305              --
Advances from stockholders                                           9,702          79,675
                                                              ------------    ------------
Net cash provided by financing activities                          824,724         326,700

Net increase in cash and cash equivalents                          103,255           7,878
Cash and cash equivalents at beginning of period                     8,090             212
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $    111,345    $      8,090
                                                              ============    ============

Cash paid during the period for interest                      $     26,599    $         --
                                                              ============    ============


Supplemental Disclosure of Non-Cash Transactions:
Stock issued for conversion of accounts payable               $    406,833    $         --


Stock issued for conversion of notes payable                       590,396              --


Stock issued for purchase of property and equipment                 29,000              --

Stock issued in exchange for other receivable                       34,023              --

Stock issued in exchange for note receivable                       268,900              --
Stock issued for PBS acquisition                                   350,000              --
Net liabilities assumed in PBS acquisition                          36,278              --

Stock issued and held by transfer agent for instruction                500              --

Warrant issued for equity advisory service                          30,000              --
Acquisition of RGA 2003 net assets less cash acquired                   --       1,049,375

The accompanying notes are an integral part of the consolidated financial statements

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc., a Texas corporation ("RGA 2003") and its wholly-owned subsidiaries in a transaction that was accounted for as a combination of entities under common control. The wholly-owned subsidiaries of RGA 2003 that were acquired included: (i) RG Insurance Services, Inc., a Texas corporation ("RGIS") which is a general insurance agency, (ii) RG Risk Management, Inc., a Texas corporation ("RGRM") which is engaged in the business of providing claims management services, (iii) RG Restoration, Inc., a Texas corporation ("RGR") which is engaged in the business of performing commercial property restoration services and (iv) Restoration Group America, Inc., a Texas corporation ("RGA") which holds the intellectual property rights to the proprietary PropertySMARTSMSM program. The entities sometimes referred to herein as RGIS, RGRM, RGR and RGA are now indirect wholly-owned subsidiaries of Invvision.

According to the terms of the Acquisition Agreement between RG and RGA 2003, in April 2004, we issued 13,333,333 shares of our common stock to the shareholders of RGA 2003 as follows: 10,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 3,333,333 shares upon the satisfaction of certain conditions. As a result of this issuance, 3,333,333 shares were unissued subject to the satisfaction of certain additional conditions. In June 2004, the required conditions were met and the Company has recorded the 3,333,333 shares as Common Stock Subscribed. (See Acquisitions -
Note 7, and Stockholders' Deficit - Note 9)

On August 10, 2004, RG acquired all of the common stock of Practical Business Solutions 2000, Inc. ("PBS"). The aggregate purchase was $350,000, which payment consisted of 166,667 restricted shares of RG's common stock. The terms included
(1) an agreement by the stockholders of PBS to escrow 55,555 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and an agreement by RG granting piggyback registration rights for the resale of 5,850 of the purchase consideration shares. (See Acquisition - Note 7)

On December 16, 2004, we determined that as a result of a material impairment of PBS, we would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation has been significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 is impaired and we have recorded this amount as an Impairment of Goodwill in the accompanying Consolidated Financial Statements as of December 31, 2004. Additionally, PBS net book assets of $144,661 have been written off

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

and charged to Impairment of Subsidiary in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004.

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003 as discussed above, we are an operating entity and are no longer in the development stage effective as of January 1, 2004.

In August 2004, the shareholders of the Company approved the name of the Company to be changed to RG from Invvision.

In August 2004, the stockholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company's common stock by a ratio of between one-for-two and one-for-six, inclusive, to be made at the sole discretion of the Board of Directors before December 31, 2004. In December 2004, the Board approved and implemented a one-for-six reverse stock split. In accordance with FAS 128, all share and per share amounts have been retroactively adjusted to the beginning of the period to reflect the reverse stock split.

2.    GOING CONCERN

The accompanying consolidated financial statements of RG have been prepared assuming that we will continue as a going concern. However, we have and continue to incur net losses which have resulted in a significant accumulated deficit and stockholders' deficit at December 31, 2004. We had losses of $2,283,451 and $2,290,011 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, current liabilities exceeded current assets by $1,877,384, stockholders' deficit was $1,609,469 and we had an accumulated deficit of $6,952,551.

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of RG to continue as a going concern.

We expect revenues will increase in 2005 as a result of continued work opportunities in Florida. Additionally, we have been successful in obtaining funding from the private sale of common stock in 2004 as discussed in Stockholders' Deficit - Note 9. There is no guarantee that we will be successful in obtaining the required funding required to successfully implement the business plan.


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying balance sheet and related statements of operations, changes in stockholders' deficit and cash flows include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (U.S.
GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of RG and RGA 2003 and their subsidiaries listed previously as of December 31, 2004 and all significant intercompany transactions, accounts and balances have been eliminated.

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes the impairment of goodwill, the valuation for non-cash issuances of common stock, the allowance for doubtful accounts, revenue recognition for construction contracts and insurance premiums and the valuation allowance for deferred tax assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Contracts Receivable

Contracts receivable result from the performance of remediation and reconstruction services based on both fixed-price and negotiated contract prices. In accordance with terms of some contracts, a certain percentage of the total contract price is withheld pending customer acceptance at the completion of the contract. Accordingly, these amounts have been classified as "retainage" and are included as a component of contracts receivable. We estimate the

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Management reviews the customer accounts on a routine basis to determine collectibility and if an account should be charged off. The Company generally does not require collateral.

Property and Equipment

Fixed assets greater than $1,000 are recorded at cost and depreciated over their useful lives, which range from three to seven years, using the straight-line method. Maintenance and repair expense are expensed as incurred.

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. On December 16, 2004, due to lack of expected PBS future cash flows, the Company determined it would wind down and close the PBS operation. As a result, we believe that the PBS valuation has been significantly impaired and as a result of our impairment analysis, PBS net book assets of $144,661 have been written off and charged to Impairment of Subsidiary in the accompanying Statement of Operations for the year ended December 31, 2004.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of contracts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2004.

Goodwill

Goodwill represents the excess purchase price over the fair market value of the net assets acquired. In accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized but is subject to annual impairment tests. On December 16, 2004, we determined that as a result of a material impairment of PBS, we would wind down and close the PBS operation. As a result, we believe that the PBS valuation has been significantly impaired and as a result of our impairment analysis, the

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

entire goodwill recorded from the acquisition of PBS in the amount of $401,033 is impaired and we have recorded this amount as Impairment of Goodwill in the accompanying Consolidated Statement of Operations as of December 31, 2004.

Revenue Recognition - Construction

The majority of revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. We perform work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. We recognize revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at December 31, 2004. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined. The liability account Deferred revenue in the accompanying Consolidated Balance Sheet includes those amounts that have been billed out to the customer but the revenue has not yet been earned.

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

Stock-Based Compensation

The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock awards when awards are granted with exercise prices equal to or greater than the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which assumes the recognition of compensation expense based on the fair value of options on the grant date. The

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Company follows the provisions of SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services," for equity instruments granted to non-employees.

SFAS 123, as amended, requires the disclosure of pro forma net loss and net loss per share as if the Company applied the fair value method. The Company's computations for employee grants were made using a Black-Scholes model using the following assumptions: 2004- expected life of 7 years; weighted average risk free rate of 3.9%; no dividends during the expected life; and a weighted average volatility of 220.3%. The weighted average fair value of options granted in 2004 was $0.20.

If the computed fair values of all the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net loss would have been:

                                                                                             Year Ended December 31,
                                                                                               2004            2003
                                                                                           ------------    ------------
Net loss (thousands)
   As reported                                                                             $      2,283    $      2,290
   Add: Stock-based compensation expense included in net loss                                         9              --
   Deduct: Stock-based compensation expense determined under the fair value based method            288              --
                                                                                           ------------    ------------

   Pro forma                                                                               $      2,562    $      2,290


Loss per share (basic and diluted)
   As reported                                                                             $      (0.13)   $      (1.23)
   Pro forma                                                                               $      (0.14)   $      (1.23)
Basic and diluted weighted average outstanding shares                                        17,707,502       1,863,171


Income Taxes

Income taxes are accounted for under the asset and liability method of SFAS No. 109 "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation reserves are provided for the deferred tax assets when, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss Per Share

Basic net loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or subscribed during the period. Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

converted into common stock. At December 31, 2004 and 2003, all common stock equivalents outstanding were anti dilutive.

In August 2004, the stockholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company's common stock by a ratio of between one-for-two and one-for-six, inclusive, to be made at the sole discretion of the Board of Directors before December 31, 2004. In December 2004, the Board approved and implemented a one-for-six reverse stock split. In accordance with FAS 128, all share and per share amounts have been retroactively adjusted to the beginning of the period to reflect the reverse stock split.

Accumulated Other Comprehensive Income

As of the date of these Consolidated Financial Statements, the Company had no components of other comprehensive income as defined by SFAS No. 130 "Accumulated Other Comprehensive Income" other than its net loss.

Reclassifications

Certain amounts in the year ended December 31, 2003 financial statements have been reclassified to conform to the 2004 presentation.

New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1). A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is required to adopt SFAS No. 123(R) on January 1, 2006, and is currently evaluating the adoption alternatives.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No.25`s intrinsic value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS 123(R)`s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company's overall consolidated financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

4.    CONTRACTS

A)    CONSTRUCTION CONTRACTS


Construction contracts receivable were comprised of the following at December 31, 2004:

Contract receivables billed:
Completed contracts                                                               $     88,028
Contracts in progress                                                                1,893,127
Retainage                                                                                   --
Less: Allowance for doubtful accounts                                                 (171,377)
                                                                                  ------------
                                                                                  $  1,809,778

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized


Balances at December 31, 2004 were comprised of the following:


Costs incurred on uncompleted contracts                                           $    953,360
Estimated earnings                                                                     235,309
                                                                                  ------------
                                                                                     1,188,669
Less: Billings to date                                                                (974,745)
                                                                                  ------------
                                                                                  $    213,924

Balance sheet presentation:
Unbilled revenue                                                                  $    330,332
Deferred revenue                                                                      (116,408)
                                                                                  ------------
                                                                                  $    213,924


B)    INSURANCE CONTRACTS

Balance sheet presentation:

Unbilled                                                                          $         --
Deferred revenue                                                                       (77,193)
                                                                                  ------------
                                                                                  $    (77,193)
                                                                                  ============


                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized.

5.    MARKETABLE SECURITIES

In June 2004, we received from a corporation, which is a strategic partner of RG, a warrant to purchase 333,333 shares of RG's common stock through June 2009 at a price of $19.50 per share in exchange for current and ongoing strategic financial services. No value was assigned to the warrant since the exercise price of $19.50 per share significantly exceeds the fair market value of the stock price per share on the measurement date.

6.    PROPERTY AND EQUIPMENT

Property and equipment were as follows at December 31, 2004:

Leasehold improvements                                        $   165,536
Machinery and equipment                                           136,526
Furniture and fixtures                                             56,262
Accumulated depreciation                                          (87,710)
                                                             -------------
                                                              $  270,614

7.   ACQUISITIONS

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

The purchase price was 16,666,667 shares of our common stock valued at $0.114 per share, or a total of $1,900,000. According to the terms of the Acquisition Agreement between RG and RGA 2003, in April 2004, we issued 13,333,333 shares of our common stock to the shareholders of RGA 2003 as follows: 10,000,000 shares once our Amended and Restated Articles of Incorporation were declared effective and 3,333,333 shares upon the satisfaction of certain conditions. As a result of this issuance, 3,333,333 shares were unissued subject to the satisfaction of certain additional conditions. As of June 30, 2004, the required conditions had been met and the Company recorded the 3,333,333 shares as Common Stock Subscribed - See Stockholders' Deficit - Note 9.

The transaction was accounted for as a combination of entities under common control and the assets and liabilities were not adjusted to fair value.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Subsequently, we determined that RGA 2003's accounts receivable and accounts payable balances at December 30, 2003, the effective date of the acquisition, did not reflect customer credits and accrued vendor liabilities totaling $404,860. As a result, in June 2004, we adjusted the effect of the related transactions as a purchase price adjustment through additional paid-in-capital.

On August 10, 2004, RG acquired all of the common stock of PBS. The aggregate purchase was $350,000, which payment consisted of 166,667 restricted shares of RG's common stock. In addition, the Company incurred $14,755 in related transaction cost. The terms included (1) an agreement by the stockholders of PBS to escrow 55,555 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and an agreement by RG granting piggyback registration rights for the resale of 5,850 of the purchase consideration shares. The results of operations of PBS have been included in RG's results of operations since the completion of the acquisition.

The cost of the acquisition was allocated to the assets and liabilities acquired with the remainder recorded as goodwill as follows:

Working capital                                     $ (81,955)
Noncurrent assets and liabilities, net                 45,677
Goodwill                                              401,033
                                                    ---------
Total acquisition cost                              $ 364,755
                                                    =========

On December 16, 2004, we determined that as a result of a material impairment of PBS, we would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation has been significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 is impaired and we have recorded this amount as an Impairment of Goodwill in the accompanying Consolidated Financial Statements as of December 31, 2004. Additionally, net book value of PBS assets of $144,661 have been written off and recorded as an Impairment of Subsidiary in the accompanying Statement of Operations for the year ended December 31, 2004.

8.    DEBT

SHORT-TERM DEBT

Our short-term debt at December 31, 2004 consisted of the following:

Bank Line of Credit

$335,000 bank line of credit, dated February 28, 2004, bearing interest at the bank's prime rate plus four percent (9.25% at December 31, 2004), payable monthly
with principal due at maturity on January 28, 2005.                            $  165,015
                                                                               ==========

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

In October 2004, RG made principal payments totaling $104,965 from construction accounts receivable proceeds resulting in a principal balance of $165,015 at December 31, 2004. (See Subsequent Events - Note 15).

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Notes payable - Related Party

$75,000 unsecured promissory note, dated October 2003, bearing interest at 10%
per annum and due on demand.
                                                                                          $ 24,792

$5,000  unsecured  promissory  note,  dated July 30, 2004,  bearing interest at 10% per
annum and due on demand.                                                                     5,000
Current portion of long-term debt - Related party                                            3,120
                                                                                          --------
                                                                                          $ 32,912

In October 2003, we executed a $75,000 unsecured promissory note, of which $24,792 is outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. (See Related Party Transactions - Note 14).

In October 2003, we executed a $15,000 unsecured promissory note, of which $3,120 is the short term portion outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Related Party Transactions Note 14).

Through December 2003, we had received $197,025 of proceeds in the form of a loan from Rea Capital Corporation ("RCC"), a major stockholder of RG and which is wholly owned by Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of RG. For the three months ended March 31, 2004, an additional $14,301 of proceeds was received by RG resulting in a balance of $211,326 at June 30, 2004. We retired the unsecured loan with the issuance of common stock on September 30, 2004. (See Related Party Transactions Note 14).

In June 2004, a significant stockholder of the Company and a founder of RG paid $71,004 on behalf of the Company to a bank for a mandatory payment required under a line of credit (See Bank Line of Credit above). The promissory note is unsecured and is due on demand. On August 27, 2004, the Company made a principal payment of $35,502. On December 31, 2004, the Company made principal payment of $35,502. As a result, the promissory note has been repaid in its entirety at December 31, 2004.

In July 2004, we executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. (See Related Party Transactions
- Note 14).

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Notes payable

$75,000  unsecured  promissory note dated September 2003,  bearing interest at 15%
per annum and due on demand.                                                           $ 75,000
$185,100  unsecured  promissory note, dated May 2004,  bearing interest at 10% for
90 days and 18% subsequently.   In default as of December 31, 2004.                     185,100
                                -----------------------------------
$6,000  unsecured  promissory  note dated July 2003, bearing interest at 8% per
annum and due on demand.                                                                  6,000
$8,099  unsecured  promissory  note dated July 2003, bearing interest at 8% per
annum and due on demand                                                                   8,099
                                                                                          -----
                                                                                       $274,199
                                                                                       ========

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. We are accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available.

Through May 2004, we had received $185,100 of proceeds in the form of a loan from an unrelated third party. We intend to retire the unsecured loan with the issuance of common stock before June 30, 2005. We are accruing interest at the rate of 10% per annum for 90 days from June 15, 2004 and 18% subsequently. We are currently in default on these notes since we have not repaid or issued common stock as of December 31, 2004, as required by the note agreement. As of the date of these Financial Statements, the third party has not exercised any options or rights available as a result of the default and we are in discussion with the unrelated third party to resolve the matter through the issuance of our common stock before June 30, 2005.

On August 8, 2004, through the acquisition of PBS, we assumed a $6,000 unsecured promissory note from an unrelated party. We are accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds are available or through the issuance of RG common stock in exchange for the retirement of the promissory note.

On August 8, 2004, through the acquisition of PBS, we assumed a $8,099 unsecured promissory note from an unrelated party. We are accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds are available or through the issuance of RG common stock in exchange for the retirement of the promissory note.

On September 30, 2004, we had received $26,256 of proceeds in the form of a loan from an unrelated third party. This loan had an interest rate of 12% and was repaid in its entirety on October 14, 2004.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

LONG-TERM DEBT

Long-term Debt - Related Party

$15,000 unsecured promissory note dated October 2003, bearing interest at 9.2% -
monthly payments of $432.32 - due March 2007                                        $10,819
Less: Current portion                                                                (3,120)
                                                                                    -------
                                                                                    $ 7,699

In October 2003, we executed a $15,000 unsecured promissory note, of which $10,819 is outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Related Party Transactions Note 14).


9.    STOCKHOLDERS' DEFICIT

Capital Structure

We are authorized to issue up to 300,000,000 shares of common stock, $.001 par value per share, of which 19,770,390 were issued and outstanding at December 31, 2004 (See Subsequent Events Note 15). We are also authorized to issue up to 35,000,000 shares of preferred stock, $.001 par value per share, of which none were issued and outstanding at December 31, 2004. Additionally, we had 4,661,919 shares subscribed but not issued at December 31, 2004 and these have been recorded as Common Stock Subscribed.

In May 2004, we commenced a $1,800,000 private placement of our common stock at $.30 per share solely to accredited investors. The offering is being conducted in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). As of the date of these financial statements, no proceeds have been received from this offering.

In August 2004, the stockholders of the Company approved the Company's 2004 Omnibus Stock Plan for the issuance of up to 5,000,000 shares of the Common Stock. Additionally, in August 2004, the stockholders of the Company approved a reverse stock split of the issued and outstanding shares of the Company's common stock by a ratio of between one-for-two and one-for-six, inclusive, to be made at the sole discretion of the Board of Directors before December 31, 2004. In December 2004, the Board approved and implemented a one-for-six reverse stock split. In accordance with FAS 128, all share and per share amounts have been retroactively adjusted to the beginning of the period to reflect the reverse stock split.

Issuances of Common Stock

In January 2004, 50,000 shares of common stock were issued for professional services at $0.30 per share, and $15,000 was recorded as consulting expense. In

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

March 2004, 63,255 shares of common stock were issued for legal services at $0.30 per share, and $18,977 was recorded as professional expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, the Company issued a total of 113,255 shares and recorded a total of $33,977 for consulting expense.

In March 2004, 33,333 shares of common stock were issued to two individuals for directors' services at $0.30 per share, and $10,000 was recorded as directors' fees expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above.

As of March 30, 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Act. In conjunction with that offering, we received $484,575 of cash proceeds and issued 1,617,953 shares of our common stock at an average price of $0.30 per share to accredited and non-accredited investors.

In January 2004, we issued 43,333 shares of common stock at $0.30 per share in exchange for a note receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 1,109,308 shares of common stock at $0.30 per share in conversion of notes payable to a related party. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 737,328 shares of common stock at $0.30 per share in conversion of trade accounts payable. The valuation of the shares issued was based upon recent sales of common stock through our private placement offering. The issuances of these shares were exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 1,667 shares of common stock at $0.30 per share and the transfer agent is holding the shares pending instructions from RG on how the shares should be named. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 69,114 shares of common stock at $0.30 per share for an investment in a real estate limited partnership. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above. The issuances of these shares were exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 15,000 shares of common stock at $0.60 per share for the purchase of property and equipment. The valuation of the shares issued was

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

based upon recent sales of common stock through our private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In April 2004, 41,194 shares of common stock were issued for professional services at an agreed to price of $0.30 per share, and $12,357 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In June 2004, 25,000 shares of common stock were issued for professional services at $0.60 per share, and $15,000 was recorded as consulting expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. In June 2004, 8,333 shares of common stock were issued for professional services at $2.70 per share and $22,500 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market price of the common stock. In June 2004, 8,333 shares of common stock were issued at $1.98 per share, and $16,500 was recorded as consulting expense. In January 2004, we issued 69,114 shares of common stock at $0.30 per share for an investment in a real estate limited partnership. In June 2004, we determined that the joint venture would not proceed and the 69,114 previously issued shares representing $36,402 were reclassed to professional services as consulting expense. The issuance of all these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, during the three months ended June 30, 2004, the Company issued a total of 151,975 shares and recorded a total of $102,760 for consulting expense.

In April 2004, we issued 36,667 shares of common stock at an agreed to price of $0.30 per share as compensation to employees and recorded $11,000 as compensation expense. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In April 2004, in accordance to the terms of the Acquisition Agreement between RG and RGA 2003, we issued 13,333,333 shares of our common stock at the agreed upon $0.114 per share to the shareholders of RGA 2003 as follows: 10,000,000 shares once the Amended and Restated Articles of Incorporation were declared effective and 3,333,333 shares upon the satisfaction of certain conditions. As a result of this issuance, 3,333,333 shares remain unissued subject to the satisfaction of certain additional conditions. As of September 30, 2004, the required conditions had been met and the Company recorded the 3,333,333 shares as Common Stock Subscribed. (See History and Nature of Business Note 1, Common Stock Subscribed below).

In May 2004, 16,667 shares of common stock were issued to an individual for directors' services at $0.60 per share, and $10,000 was recorded as directors' fees expense. The valuation of the shares issued was based upon recent sales of common stock through our private placement discussed above.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $387,501 of proceeds, representing 645,958 shares of our common stock at an average price of $0.60 per share to accredited and non-accredited investors. We issued 230,958 of these

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

shares and at September 30, 2004, 415,000 shares had not been issued by the transfer agent and we have recorded the 415,000 shares as Common Stock Subscribed (see Common Stock Subscribed below).


In June 2004, we issued 404,833 shares of common stock at $0.60 per share in exchange for a note receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In June 2004, we issued 66,667 shares of common stock at an agreed to price of $0.30 per share for the purchase of property and equipment from a related party (See Related Party Transaction - Note 10). The valuation of the shares issued was based upon recent sales of common stock through our private placement at $0.30 discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In June 2004, we issued 48,373 shares of common stock at $0.60 per share in exchange for a subscription receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. The issuance of these shares was exempt from the registration requirements of the Act pursuant to
Section 4(2) of the Act. In January 2004, we issued 43,333 shares of common stock at $0.30 per share in exchange for a note receivable from an unrelated third party. In June 2004, we reclassed the 43,333 shares from a note receivable to a subscription receivable. In total 91,706 shares of common stock were issued in exchange for a subscription receivable from two unrelated third parties.

In July 2004, in accordance to the terms of the Acquisition Agreement between RG and PBS, we issued 166,667 shares of our common stock at the agreed upon $2.10 per share to the stockholders of PBS.

In July 2004, 66,667 shares of common stock were issued for professional services at $1.74 per share, and $116,000 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market price of the common stock. In July 2004, 11,111 shares of common stock were issued for professional services at $0.90 per share, and $10,000 was recorded as consulting expense. The valuation of the shares issued was based upon the current trading market price of the common stock. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, during the three months ended September 30, 2004, the Company issued a total of 77,778 shares and recorded a total of $126,000 for consulting expense.

In July and August 2004, 159,167 shares of common stock were issued from previously recorded Common Stock subscribed.

Common Stock Subscribed

In April 2004, in accordance to the terms of the Acquisition Agreement between RG and RGA 2003, we issued 13,333,333 shares of our common stock at the agreed upon $0.114 per share to the shareholders of RGA 2003 as follows: 10,000,000

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

shares once our Amended and Restated Articles of Incorporation were declared effective and 3,333,333 shares upon the satisfaction of certain conditions. As a result of this issuance, 3,333,333 shares remain unissued subject to the satisfaction of certain additional conditions. In June 30, 2004, the required conditions were met and the Company recorded the 3,333,333 shares as Common Stock Subscribed.

In June 2004, we concluded a private placement offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). In conjunction with that offering, we received $387,501 of proceeds, representing 645,958 shares of our common stock at an average price of $0.60 per share to accredited and non-accredited investors. We issued 230,958 of these shares and at September 30, 2004, 415,000 shares had not been issued by the transfer agent and we have recorded the 415,000 shares as Common Stock Subscribed.

In June 2004, we agreed to issue 16,667 shares of common stock at $0.30 per share in exchange for a subscription receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. In June 2004, we agreed to issue 1,667 shares of common stock at $0.60 per share in exchange for a subscription receivable from an unrelated third party. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. In total 18,333 shares were agreed to be issued and the Company has recorded the 18,333 shares as Common Stock Subscribed.

In August 2004, we concluded a private placement offering under the Act. In conjunction with that offering, we received $95,000 of proceeds, representing 158,333 shares of our common stock at an average price of $0.60 per share to accredited and non-accredited investors. We have not issued any of these shares and at September 30, 2004, 158,333 shares had not been issued by the transfer agent and we have recorded the 158,333 shares as Common Stock Subscribed.

In September 2004, we agreed to issue 16,667 shares of common stock at $0.60 per share as compensation to an employee and recorded $10,000 as compensation expense. The valuation of the shares issued was based upon recent sales of our common stock through our concurrent private placement discussed above. We have not issued any of these shares and at September 30, 2004, 16,667 shares had not been issued by the transfer agent and we have recorded the 16,667 shares as Common Stock Subscribed.

In September 2004, we agreed to issue 704,420 shares of common stock at $0.30 per share in conversion of notes payable to a related party. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. We have not issued any of these shares and at September 30, 2004, 704,420 shares had not been issued by the transfer agent and we have recorded the 704,420 shares as Common Stock Subscribed.


In July through September 2004, we agreed to issue 33,333 shares of common stock for professional services at $1.56 per share, and $52,000 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock.


In July through September 2004, we agreed to issue 63,888 shares of common stock for professional services at $1.20 per share, and $76,666 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

In July through September 2004, we agreed to issue 16,667 shares of common stock for professional services at $0.90 per share, and $15,000 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock.


In July through September 2004, we agreed to issue 1,667 shares of common stock for professional services at $0.60 per share, and $1,000 was recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock.


We have not issued any of these shares and at September 30, 2004, 115,555 shares had not been issued by the transfer agent and we have recorded the 115,555 shares as Common Stock Subscribed.

In July and August 2004, 159,167 shares of common stock were issued from previously recorded Common Stock subscribed.

Common Stock Warrants

In May 2001, we granted a corporation, which is a stockholder of RG, a warrant to purchase 166,667 shares of our common stock at a price of $6.00 per share in exchange for $100,000 cash. The warrant exercise period was to commence upon the granting of free trading shares in an Arkansas corporation, which had filed for federal bankruptcy protection under Chapter 11 of the federal bankruptcy laws. We were under contract to purchase this corporation from the federal bankruptcy trustee at the time the warrant was issued. The contract to purchase this corporation was subsequently terminated. As a result, in February 2002, we amended the warrant agreement to grant an option to purchase 333,333 shares of RG's $.001 par value common stock at a price of $3.00 per share. The warrants expire February 28, 2005. The Company is in the process of extending this warrant.


In May 2004, we granted a corporation, which is a stockholder of RG, a warrant to purchase 1,000,000 shares of our common stock at a price of $0.10 per share in exchange for previous and ongoing financial advisory services to assist the Company. We determined that the fair market value of the services provided was $30,000 based upon comparable services in the marketplace and the entire $30,000 has been recorded against additional paid-in-capital. This warrant has an anti-dilutive clause, therefore no adjustment has been made for the Company's reverse stock split.

In June 2004, we granted a corporation, which is a strategic partner of RG, a warrant to purchase 333,333 shares of our common stock through June 2009 at a price of $6.00 per share in exchange current and ongoing strategic financial services.

Stock Options

In August 2004, the Company adopted the 2004 Omnibus Stock Option Plan (the "2004 Plan"). The purpose of the 2004 Plan is to advance the business and development of the Company and its shareholders by affording to the employees, directors and officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the 2004 Plan's terms. The 2004 Plan reserved 5,000,000 shares for grant or issuance upon

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

the exercise of options granted under the plan. Stock Options under the Plan may be granted by the Board of Directors or a Compensation Committee of the Board of Directors. The exercise prices for Options granted will be at the fair market value of the common stock at the time of the grant if a public market develops for the common stock or not less than the most recent price at which the Company had sold its common stock.

The following table summarizes activity related to options:

                                     Number of Shares    Weighted Average
                                     ----------------    ----------------
Balance at December 31, 2003                       0                 $0
  Granted                                  4,258,333              $0.30
  Exercised                                        0                  0
  Forfeited                                        0                  0
                                          ----------              -----
Balance at December 31, 2004               4,258,333              $0.30
                                           =========              =====

      All but 208,333 options to purchase our common stock have been issued with exercise prices equal to or greater than fair market value on the date of issuance. The Company recorded compensation expense of $9,375 related to these options in 2004.

The terms of options to purchase our common stock are summarized below:

----------------------------Options Outstanding------------------------Options Exercisable-------------------------

-------------------------------------------------------------------------------------------------------------------

                                                 Weighted
                                                 Average                                             Weighted
                                Number          Remaining        Weighted            Number          Average
                            Outstanding at     Contractual        Average        Exercisable at      Exercise
Range of Exercise Prices     Dec. 31, 2004         Life       Exercise Price      Dec 31, 2004        Price
------------------------- ------------------- --------------- ---------------- ------------------- -------------
          $0.30               4,258,333         8.88 Years         $0.30           1,409,688          $0.30
          ======              =========         ==========         =====           =========          =====



10.   INCOME TAXES

There was no income tax during 2004 and 2003 due to the Company's net loss.

The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                               2004          2003
                                            ----------    ----------
Computed "expected" tax expense (benefit)   $ (776,373)   $ (778,000)
Change in valuation allowance                  776,373       778,000
                                            ----------    ----------
                                            $       --    $       --
                                            ==========    ==========

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax assets:
Net operating losses              $ 1,696,221
Allowance for doubtful accounts        58,268
                                  -----------
                                    1,754,489
Deferred tax liabilities:
Depreciation expense                  (13,831)
                                  -----------
Net deferred tax asset              1,740,658
Valuation allowance                (1,740,658)
                                  -----------
Net deferred taxes                $        --
                                  ===========

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized in the future. The valuation allowance has been increased by $816,878 during fiscal year 2004 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $4,988,885 and expire in the years through 2024.

11.   LEASE COMMITMENTS

The Company's corporate office is located in Dallas, TX and has a month to month operating lease agreement in the amount of $12,971 per month. Additionally, the company has a non-cancelable equipment lease that is treated as an operating lease for financial statement purposes.

Rental expense charged to operations under operating leases for the years ended December 31, 2004 and 2003 was $166,920 excluding sublease income of $23,348 and $70,353, respectively.

The future minimum lease payments for the non-cancelable operating lease are as follows:
           Year ended December 31:                     Amount
           -----------------------                     ------

2005                                          $                11,268
2006                                                           11,268
2007                                                            8,451
Thereafter                                                         --
                                              ------------------------
Total                                         $                30,987
                                              ========================

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

12.   COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of December 31, 2004.

We have included $269,694 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of December 31, 2004. $217,287 is for RGA and we are in the process of structuring an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS's $52,407 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest. However, such amounts are subject to potential federal tax liens.

Through our subsidiary, RGA, we lease our corporate headquarters under a short-term lease that expired in December 2003 and that is being continued on a month-to-month basis for the foreseeable future at a monthly rental rate of $12,971.

We have capitalized leasehold improvements for costs incurred related to our corporate headquarters based on management's plans that a long-term lease agreement will be arranged. In the event that such an agreement is not reached, the undepreciated value of the leasehold improvements would be charged to earnings. The undepreciated value of the leasehold improvements at December 31, 2004 is $135,583.

We are obligated under various employment agreements with members of executive management that provide for annual compensation and transportation allowances along with other general employee benefits. The agreements provide for employment at will and do not further obligate us when employment is terminated.


13.   CONCENTRATIONS OF RISK

The Company sells its products to customers in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

Our financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents, contracts receivable, and accounts

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

payable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000. At December 31,2004, the uninsured deposits totaled $149,141.

         Suppliers representing over 10% of purchases were as follows:
                                                                             2004        2003
                                                                             ----        ----
Doubletree Construction ..............................................         32%          0%

         Customers representing over 10% of revenues were as follows:
                                                                             2004        2003
                                                                             ----        ----
Office In The Park ...................................................         29%          0%
Land's End Condos ....................................................         13%          0%
Santa Rosa Towers ....................................................         12%          0%

The majority of our revenue for 2004 was derived from services provided in Dallas County, Texas and Escambia County, Florida.

14.   RELATED PARTY TRANSACTIONS

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

In October 2003, we executed a $75,000 unsecured promissory note, of which $24,792 is outstanding at December 31, 2004. The promissory note is with an officer of RG, the interest rate is 10% per annum and the note is due on demand. (See Short-Term Debt Note 8).

In October 2003, we executed a $15,000 unsecured promissory note, of which $10,819 is outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Long-Term Debt Note
8).

From January through May 1, 2004, the Company paid $37,500 to the Chairman of the Board for consulting services. Effective May 1, 2004, the agreement was

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

modified from $7,500 to $8,500 per month and $15,350 was paid under the revised agreement with a balance of $24,650 outstanding at December 31, 2004.

In June 2004, a significant stockholder of the Company and a founder of RG paid $71,004 on behalf of the Company to a bank for a mandatory payment required under a line of credit (See Bank Line of Credit above). The promissory note is unsecured and is due on demand. On August 27, 2004, the Company made a principal payment of $35,502. On December 31, 2004, the Company made principal payment of $35,502. As a result, the promissory note has been repaid in its entirety at December 31, 2004.

In June 2004, we issued 66,667 shares of common stock at $0.30 per share for the purchase of property and equipment from Rea Brothers, Limited, an Ontario corporation, which is wholly owned by a family member of two officers and three directors of RG (See Stockholders' Deficiency - Note 9). As a result of this transaction, the Company recorded $20,000 of PP&E on the consolidated balance sheet.

In July 2004, we executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. (See Debt - Note 8).


15.   SUBSEQUENT EVENTS

From January through March 1, 2005, RG made principal payments of $165,015 on the Bank Line of Credit as discussed in Debt - Note 8. As a result of these payments, the Bank Line of Credit has been repaid in its entirety as of March 1, 2005.

On January 15, 2005, Ralph Hunter resigned his position as a director of the Company. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

In February 2005, the Company signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as the Company's financial advisor in connection with two proposed private offerings of RG securities. The first offering is for up to $1,000,000 of senior subordinated convertible debentures and the second is for up to $5,000,000 of equity. We will use the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. The equity transaction proceeds are anticipated to finance the introduction of our proprietary PropertySMARTSM product, as well as grow the Company's wholly owned subsidiaries RG Insurance Services and RG Restoration, Inc.

From January through March 2005, we received $323,000 of cash proceeds, net of $77,000 of expenses, from the issuance of senior subordinated convertible debentures as discussed previously.

On March 14, 2005, Richard Nelson resigned his position as an officer of the Company. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004

In April of 2005, RG Insurance Services, Inc., the Company's wholly owned subsidiary and Innovative Risk Management ("IRM") jointly withdrew from a non-binding Memorandum of Understanding ("MOU") between the two parties. The MOU was designed to develop a Managing General Agency to handle all responsibilities for claims processing and administrative underwriting functions for the Company's proprietary PropertySMARTSM program. RGIS has taken over the responsibility for these functions. Additionally, we are continuing to seek an "A" rated carrier to front our proprietary PropertySMARTSM program.