Form 10QSB
period 2005-03-31
RG America, Inc.
filed 2005-05-23
CIK 1088401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of shares outstanding of the Company's common stock outstanding on May 20, 2005: 20,252,793.

                                RG AMERICA, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION................................................1

Item 1. Consolidated Financial Statements (Unaudited).........................2

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................14

Item 3. Evaluation of Disclosure Controls and Procedures.....................20

PART II - OTHER INFORMATION..................................................20

Item 1.  Legal Proceedings...................................................20

Item 2. Changes in Securities................................................21

Item 3. Defaults Upon Senior Securities......................................22

Item 4. Submission of Matters to a Vote of Securities Holders................22

Item 5. Other Information....................................................22

Item 6. Exhibits.............................................................22

SIGNATURES...................................................................23

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Filed herewith are the following unaudited financial statements:

Consolidated Balance Sheet (Unaudited) at March 31, 2005

Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements (Unaudited)

                       RG AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

ASSETS
                                                            March 31,
                                                               2005
                                                           ----------
Current assets:
Cash and cash equivalents                                  $  683,202
Investment in certificate of deposit                           50,000
Contracts receivable, net of allowance for doubtful
   accounts of $171,378                                     1,649,751
Unbilled revenue                                              448,405
Prepaid expenses                                               35,600
Other receivables                                              93,028
                                                           ----------
Total current assets                                        2,959,986

Property and equipment, net of
   accumulated depreciation of $104,628                       286,708
Other non-current assets                                       35,000
                                                           ----------
Total assets                                               $3,281,694
                                                           ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                        RG AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
                                                         March 31,
                                                            2005
                                                       -----------
Current liabilities:
Accounts payable, trade                                $ 2,257,116
Accrued expenses                                         1,267,293
Withholding taxes payable                                  235,017
Deferred revenue                                            95,201
Bank line of credit                                         17,676
Notes payable - related party                               32,049
Notes payable                                              260,430
Total current liabilities                                4,164,782
Convertible debenture notes                                400,000
Long-term debt - related party                               6,720
                                                       -----------
Total liabilities                                      $ 4,571,502
                                                       -----------
Commitments and contingencies                                   --

STOCKHOLDERS' DEFICIT

Stockholders' deficit
Preferred stock, $.001 par value, 35,000,000 shares
authorized, none issued and outstanding                         --
Common stock, $.001 par value, 300,000,000 shares
authorized, 20,201,128 issued and outstanding               20,201
Common stock subscribed, 4,324,417 shares                 (271,576)
Additional paid in capital                               5,815,639
Common stock warrants                                      157,357

Accumulated deficit                                     (6,931,166)
                                                       -----------
                                                        (1,209,545)

Less: Deferred stock compensation                          (80,263)
                                                       -----------
Total stockholders' deficit                             (1,289,808)
                                                       -----------
Total liabilities and stockholders' deficit            $ 3,281,694
                                                       ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                        RG AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,

                                                       2005            2004
                                                   -----------     -----------

Revenues                                           $ 2,934,566     $   496,602
Cost of revenues                                     1,513,889         444,195
                                                   -----------     -----------
Gross profit                                         1,420,677          52,407

Operating expenses:
Selling, general and administrative                    329,175         133,301
Compensation, payroll taxes and benefits               579,942         329,195
Stock compensation                                     311,588          43,977
Consulting and contract labor                           61,350          33,923
Professional                                            40,030         151,747
Recovery of impairment                                (116,669)             --
Rent                                                    70,261          38,913
Depreciation                                            16,919           9,935
                                                   -----------     -----------
Total operating expenses                             1,292,596         740,991
                                                   -----------     -----------


Income (loss) from operations                          128,081        (688,584)

Other income (expense):
Other income, net                                       11,344          65,929
Interest and financing cost, net                      (118,040)        (12,853)
                                                   -----------     -----------

Total other income (expense)                          (106,696)         53,076
                                                   -----------     -----------

Net income (loss)                                  $    21,385     $  (635,508)
                                                   ===========     ===========

Net income (loss) per share - basic and diluted    $      0.00     $     (0.15)
                                                   ===========     ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                        RG AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 2005          2004
                                                                               ---------     ---------
Operating Activities:
Net income (loss)                                                              $  21,385     $(635,508)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in operating activities:
   Depreciation                                                                   16,918         9,935
   Amortization of deferred compensation                                           2,237            --
   Stock options issued for consulting services                                  309,351            --
   Stock issued for professional services                                             --        33,977
   Stock issued for directors' fees                                                   --        10,000
   Stock cancelled related to acquisition                                       (116,669)           --
   Stock warrant issued for debt services                                         27,357            --
      Decrease in contracts receivable                                           160,027        13,992
      Increase in unbilled revenue and deferred revenue, net                    (216,473)      222,797
      Decrease in prepaid expenses                                               (33,431)       25,758
      Increase in other receivables                                              (56,444)      (14,508)

      Increase in other current assets                                                --        (6,329)
      Increase (decrease) in accounts payable - trade                            466,125       129,017
      Increase in accrued expenses                                              (118,721)      (63,402)
      Decrease in withholding taxes payable                                      (34,677)       49,723
      Increase in policy obligations                                                  --        32,932
                                                                               ---------     ---------
Net cash provided by (used in) operating activities                              426,985      (191,616)

Investing Activities:
Investment in certificate of deposit                                             (50,000)           --
Purchases of property and equipment                                              (33,012)      (22,413)
                                                                               ---------     ---------
Net cash used in investing activities                                            (83,012)      (22,413)

Financing Activities:
Repayments of notes payable - related party                                      (13,508)     (107,858)
Repayments of notes payable                                                      (28,269)
Repayments of bank line of credit                                               (195,015)      (65,000)
Proceeds from sale of common stock                                                    --       484,575
Proceeds from issuance of notes payable                                           17,000        14,301
Proceeds from issuance of convertible debenture notes                            400,000            --
Proceeds from bank line of credit                                                 47,676            --
Advances from stockholders                                                            --         9,702
                                                                               ---------     ---------
Net cash provided by financing activities                                        227,884       335,720

Net increase in cash and cash equivalents                                        571,857       121,691
Cash and cash equivalents at beginning of period                                 111,345         8,090
                                                                               ---------     ---------
Cash and cash equivalents at end of period                                     $ 683,202     $ 129,781
                                                                               =========     =========

Cash paid during the year for interest                                         $  56,914     $   8,565
                                                                               =========     =========

Supplemental Disclosure of Non-Cash Transactions:
Stock issued for conversion of accounts payable                                $      --     $ 399,456
Stock issued for conversion of accrued expense                                    43,500            --
Note payable related party issued for conversion of accrued expense               11,666            --
Stock issued for conversion of notes payable                                       2,500       379,070
Stock issued for purchase of property and equipment                                   --         9,000
Stock issued in exchange for note receivable                                          --        13,000
Stock issued for other non current asset                                          30,000            --
Stock issued and held by transfer agent for instruction                               --           500
Stock issued for investment in limited partnership                                    --        36,402
Employee stock options issued below fair market value                          $  70,000     $      --

         The accompanying notes are an integral part of the consolidated financial statements

                        RG America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.  GOING CONCERN

The accompanying consolidated financial statements of RG America, Inc. and Subsidiaries (collectively "RG") have been prepared assuming that we will continue as a going concern. However, we have previously incurred net losses which have resulted in a significant accumulated deficit and stockholders' deficit at March 31, 2005. We had net income of $21,385 and had net loss of $635,508 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, current liabilities exceeded current assets by $1,204,796, stockholders' deficit was $1,289,808 and we had an accumulated deficit of $6,931,166.

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

We cannot provide assurance that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of RG to continue as a going concern.

                       RG America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

3.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding or subscribed during the period. Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock.

                                                  Three Months Ended
                                                       March 31,
                                                 2005              2004
                                             -------------     -------------
Net income (loss), as reported
 (numerator)                                 $      21,385     $    (635,508)
                                             =============     =============
Weighted average number of common shares
outstanding (denominator)                       24,454,746         4,231,379
                                             -------------     -------------
Net income (loss) per share - basic
 and diluted                                 $        0.00     $       (0.15)
                                             =============     =============

Reclassifications

Certain amounts in the three months ended March 31, 2004 financial statements have been reclassified to conform to the 2005 presentation.

Stock Based Compensation

The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock awards when awards are granted with exercise prices equal to or greater than the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based
Compensation," as amended by SFAS No 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services," for equity instruments granted to non-employees. SFAS 123, as amended, requires the disclosure of pro forma net loss and net loss per share as if the Company applied the fair value method.

If the computed fair values of all the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net income (loss) would have been:

                       RG America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                    2005          2004

Net income (loss) as reported                   $  21,385     $(635,508)
Add stock-based compensation expenses
Included in net income (loss)                     311,588        43,977
Less total stock-based employee compensation
expense determined under the fair value
based method for all awards                      (346,684)      (43,977)
                                                ---------     ---------
Pro forma net income (loss)                     $ (13,711)    $(635,508)
                                                =========     =========
Earnings (loss) per share:
   Basic and diluted - as reported              $    0.00     $   (0.15)
                                                =========     =========
 Basic and diluted - pro forma                  $    0.00     $   (0.15)
                                                =========     =========

4.  CONTRACTS

A)  CONSTRUCTION CONTRACTS

Construction contracts receivable were comprised of the following at March 31, 2005:

Contract receivables billed:
Completed contracts                                 $ 1,488,392
Contracts in progress                                   332,737
Retainage                                                    --
Less: Allowance for doubtful accounts                  (171,378)
                                                    -----------
                                                    $ 1,649,751

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized.

Balances at March 31, 2005 were comprised of the following:

Costs incurred on uncompleted contracts             $ 813,968
Estimated earnings                                    172,341
                                                    ---------
                                                      986,309
Less: Billings to date                               (590,676)
                                                    ---------
                                                    $ 395,633


Balance sheet presentation:
Unbilled revenue                                    $ 448,405
Deferred revenue                                      (52,772)
                                                    ---------
                                                    $ 395,633
                                                    =========

                       RG America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

B)  INSURANCE CONTRACTS

Balance sheet presentation:
Unbilled                                            $      --
Deferred revenue                                    (42,429)
                                                    ---------
                                                    $ (42,429)
                                                    =========

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized.

5.  IMPAIRMENT

On August 10, 2004, RG acquired all of the common stock of PBS. The aggregate purchase was $350,000, which payment consisted of 16,667 restricted shares of RG's common stock. In addition, the Company incurred $14,755 in related transaction cost. The terms included (1) an agreement by the stockholders of PBS to escrow 55,556 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and an agreement by RG granting piggyback registration rights for the resale of 5,850 of the purchase consideration shares. The results of operations of PBS have been included in RG's results of operations since the completion of the acquisition.

On December 16, 2004, we determined that as a result of a material impairment of PBS, we would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation was significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 was impaired and we recorded this amount as an Impairment of Goodwill in the accompanying consolidated financial statements as of December 31, 2004. Additionally, PBS net book assets of $144,661 were written off and charged to impairment of subsidiary in the statement of operations for the year ended December 31, 2004.

In 2005, the 55,556 shares of RG's common stock shares valued at $2.10 per share held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment in the amount of $116,669 as reflected in the statement of operations.

6.  DEBT

SHORT-TERM DEBT

Short-term debt at March 31, 2005 consisted of the following:

On December 31, 2004 , RG had a principal balance of $165,015 with its revolving line of credit with Town North Bank. From January through March 1, 2005, RG made principal payments of $165,015 on the Bank Line of Credit and as a result, the Bank Line of Credit has been repaid in its entirety as of March 1, 2005.

On March 1, 2005, RG entered into a revolving line of credit facility with Bank of America in the amount of $50,000 and $47,676 was initially received by the Company against the facility. On March 31, 2005, RG made a principal payment of $30,000 reducing the outstanding balance of the facility to $17,676 as of March 31, 2005. The revolving line of credit facility is secured by a $50,000 certificate of deposit.

                        RG America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Notes payable - Related Party

In October  2003,  we executed a $75,000  unsecured  promissory  note,  of which
$24,792 was outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. On January 31, 2005, RGA made a $12,500 principal payment on this note. In addition, $11,667 was reclassed from this officer's accrued payroll and added to this note, leaving an outstanding balance of $23,959 as of March 31, 2005. (See Related Party Transactions - Note 9).

In October 2003, we executed a $15,000 unsecured promissory note, of which $3,120 was the short term portion outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. From January through March , 2005, RGA made principal payments of $1,009 on this note and $979 was reclassed from the long-term portion, as a result, the outstanding principal balance was $3,090. (See Related Party Transactions Note
9).

Notes payable

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring an unsecured promissory note. However, the third party has not signed the unsecured promissory note as of the date of the accompanying consolidated financial statements. We are accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available. As of December 31, 2004, the principal outstanding balance was $75,000. On March 11, 2005, RG made a $5,000 payment on this note. In addition, construction related work of $23,269 was done at the unrelated third party's home and was credited as a payment to this note, resulting in a $46,731 outstanding principal balance as of March 31, 2005.

Through May 2004, we had received $185,100 of proceeds in the form of an unsecured loan from an unrelated third party. We intend to retire the unsecured loan with the issuance of common stock before June 30, 2005. We are accruing interest at the rate of 10% per annum for 90 days from June 15, 2004 and 18% subsequently. As of December 31, 2004, the outstanding principal balance was $185,100. On February 9, 2005, $2,500 of this loan converted into 4,167 shares of the Company's stock, and $182,600 was outstanding as of March 31, 2005.

On February 5, 2005, we had received $7,000 of proceeds and on February 26, 2005 we had received $10,000 of proceeds in the form of an unsecured loan from an unrelated third party. This loan was a non interest bearing note and did not have a defined repayment date. The outstanding principal balance of this note was $17,000 as of March 31, 2005.

LONG-TERM DEBT

Long-term Debt - Related Party

In October 2003, we executed a $15,000 unsecured promissory note, of which $10,818 was outstanding at December 31, 2004 and $7,699 was recorded as long-term debt. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. In March 2005, $979 was reclassed from long-term debt to short-term debt. (See Related Party Transactions Note 9).

                       RG America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Convertible Debenture Note

In February 2005, we signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as our financial advisor for up to $1,000,000 of senior subordinated convertible debentures. From January through March 2005, we issued $400,000 of senior subordinated convertible debentures and received $323,000 of cash proceeds, net of $77,000 of expenses. We have used the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. Such convertible debentures bear interest at 12% per anum, mature on July 31, 2005 and can be converted until maturity at debt holders option into common stock at a value of $0.60 per share. In addition, such debt has warrants as described below.

7.  STOCKHOLDERS' DEFICIT

Issuances of Common Stock

On February 9, 2005, we issued 4,167 shares of common stock at $0.60 per share in conversion of a notes payable to a non related party.

In 2005, we issued 72,500 shares of common stock in exchange for rent payments owed an unrelated third party at $0.60 a share, and accrued expenses on the Company's books were reduced $43,500.

On March 15, 2005, we issued 26,670 shares of RG's common stock at a value of approximately $0.30 per share related to a 2004 stock transaction.

In 2005, the 55,556 shares of RG's common stock shares valued at $2.10 per share held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment in the amount of $116,669 as reflected in the statement of operations.

On March 25, 2005, we issued 45,455 shares of RG's common stock shares for the purchase of an insurance book of business at $0.66 per share. This transaction was recorded as an addition of $30,000 to other non current assets, and will be amortized over three years.

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

Common Stock Subscribed

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

Common Stock Warrants

In January 2005, we granted warrants to purchase 66,667 shares of our common stock at an exercise price of $0.63 per share, to an unrelated third party. The warrants were issued in exchange for financial advisor services from Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke assisted with the issuance of $400,000 of senior subordinated convertible debentures for the Company.

                       RG America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

In the event holders of the convertible debt decide to convert such debt to common stock, they will be issued common stock warrants equal to 105% of the common stock issued upon conversion at a strike price of $0.60 per warrant.

Stock Based Compensation

From January thru February 2005, 233,333 employee stock options were granted to three employees at a strike price of $0.30, which resulted in approximately $70,000 additional deferred stock compensation, and 833,334 stock options were granted to two consultants at a strike price of $0.50. In addition, in February 2005, 833,334 employee stock options were cancelled for two employees at a strike price of $0.30, which resulted in a reduction of deferred stock compensation of $40,625.

8.  COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of March 31, 2005.

We have included $235,017 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of March 31, 2005. $182,326 is for RGA and we are in the process of structuring an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS's $52,691 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest. How ever, such amounts are subject to potential federal tax liens.

We lease our corporate headquarters under a short-term lease that expired in December 2003 and that is being continued on a month-to-month basis for the foreseeable future at a monthly rental rate of $12,971.

We have capitalized leasehold improvements for costs incurred related to our corporate headquarters based on management's plans that a long-term lease agreement will be arranged. In the event that such an agreement is not reached, the undepreciated value of the leasehold improvements would be charged to earnings. The undepreciated value of the leasehold improvements at March 31, 2005 is $131,445.

We are obligated under various employment agreements with members of executive management that provide for annual compensation and transportation allowances along with other general employee benefits. The agreements provide for employment at will and do not further obligate us when employment is terminated.

9.  RELATED PARTY TRANSACTIONS

In October 2003, we executed a $75,000 unsecured promissory note, of which $23,959 is outstanding at March 31, 2005. The promissory note is with an officer of RG, the interest rate is 10% per annum and the note is due on demand.

                       RG America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

In October 2003, we executed a $15,000 unsecured promissory note, of which $9,810 is outstanding at March 31, 2005. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007.

The Chairman of the Board earns $8,500 per month for consulting services. $1,050 was paid in January thru March 2005, resulting in a balance of $24,450 outstanding at March 31, 2005.

10. SUBSEQUENT EVENTS

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

                       RG America, Inc. and Subsidiaries
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-QSB and with our annual report on Form 10-KSB for the year ended December 31, 2004.

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

GENERAL

RG America, Inc. ("RG" or the "Company"), formerly known as Invvision Capital, Inc. ("Invvision") is a reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, as amended, and its shares of common stock are publicly traded on the NASD Over The Counter Electronic Bulletin Board ("OTCBB") under the symbol "RGMI". We provide a broad array of synergistic products and services that address several key financial aspects of the commercial real estate market.

RECENT DEVELOPMENTS

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenue:
Operating revenue increased $2,437,964, or 491%, to $2,934,566 for the three months ended March 31, 2005, from $496,602 for the three months ended March 31, 2004. The increase was primarily the result of RGA's storm related construction work in Florida.

Cost of Sales:
Cost of sales increased $1,069,694, or 241%, to $1,513,889 for the three months ended March 31, 2005, from $444,195 for the three months ended March 31, 2004. The increase was primarily the result of RGA's storm related construction work in Florida.

Operating Expenses:
Operating expenses increased $551,605, or 74%, to $1,292,596 for the three months ended March 31, 2005 from $740,991 for the three months ended March 31, 2004. The increase was primarily the result of an increase of $267,611 in non cash stock compensation and the balance to increased overhead to handle Florida storm business, offset by recovery of impairment.

Other Income (Expense):
Other expense increased $159,772, or 301% to $106,696 of expense for the three months ended March 31, 2005 from $53,076 of income for the three months ended March 31, 2004. The increase was primarily the result of $52,000 of placement fees, $7,000 interest expense, and $27,357 warrant value expense related to convertible debenture notes issued January thru March 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $683,202 at March 31, 2005 as compared to $111,345 at December 31, 2004 and working capital deficit was $1,204,796 at March 31, 2005 as compared to $1,877,384 at December 31, 2004. The decrease in the working capital deficit is primarily due to the issuance of convertible debenture notes in the amount of $400,000 and increased cash flow from operations.

Operating Activities: Net cash provided by operating activities was $426,985 for the three months ended March 31, 2005 compared to $191,616 used in operating activities for the three months ended March 31, 2004. The increase in cash provided by operations resulted primarily from the Company's RGA's storm related construction work in Florida.

Investing Activities: Net cash used in investing activities was $83,012 for the three months ended March 31, 2005 compared to $22,413 for the three months ended March 31, 2004. The increase in cash used in investing activities was primarily result of a $50,000 certificate of deposit securing the company's revolving line of credit facility, and the balance was for purchases of property and equipment related to the Company's construction business.

Financing Activities: Net cash provided by financing activities was $227,884 for the three months ended March 31, 2005 compared to $335,720 for the three months ended March 31, 2004.

SHORT-TERM DEBT

Short-term debt at March 31, 2005 consisted of the following:

On December 31, 2004 , RG had a principal balance of $165,015 with its revolving line of credit with Town North Bank. From January through March 1, 2005, RG made principal payments of $165,015 on the Bank Line of Credit and as a result, the Bank Line of Credit has been repaid in its entirety as of March 1, 2005.

On March 1, 2005, RG entered into a revolving line of credit facility with Bank of America in the amount of $50,000 and $47,676 was initially received by the Company against the facility. On March 31, 2005, RG made a principal payment of $30,000 reducing the outstanding balance of the facility to $17,676 as of March 31, 2005. The revolving line of credit facility is secured by a $50,000 certificate of deposit.

Notes payable - Related Party

In October  2003,  we executed a $75,000  unsecured  promissory  note,  of which
$24,792 was outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. On January 31, 2005, RGA made a $12,500 principal payment on this note. In addition, $11,667 was reclassed from this officer's accrued payroll and added to this note, leaving an outstanding balance of $23,959 as of March 31, 2005.

In October 2003, we executed a $15,000 unsecured promissory note, of which $3,120 was the short term portion outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. From January through March , 2005, RGA made principal payments of $1,009 on this note and $979 was reclassed from the long-term portion, as a result, the outstanding principal balance was $3,090.

Notes payable

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring an unsecured promissory note. However, the third party has not signed the unsecured promissory note as of the date of the accompanying consolidated financial statements. We are accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available. As of December 31, 2004, the principal outstanding balance was $75,000. On March 11, 2005, RG made a $5,000 payment on this note. In addition, construction related work of $23,269 was done at the unrelated third party's home and was credited as a payment to this note, resulting in a $46,731 outstanding principal balance as of March 31, 2005.

Through May 2004, we had received $185,100 of proceeds in the form of an unsecured loan from an unrelated third party. We intend to retire the unsecured loan with the issuance of common stock before June 30, 2005. We are accruing interest at the rate of 10% per annum for 90 days from June 15, 2004 and 18% subsequently. As of December 31, 2004, the outstanding principal balance was $185,100. On February 9, 2005, $2,500 of this loan converted into 4,167 shares of the Company's stock, and $182,600 was outstanding as of March 31, 2005.

On February 5, 2005, we had received $7,000 of proceeds and on February 26, 2005 we had received $10,000 of proceeds in the form of an unsecured loan from an unrelated third party. This loan was a non interest bearing note and did not have a defined repayment date. The outstanding principal balance of this note was $17,000 as of March 31, 2005.

LONG-TERM DEBT

Long-term Debt - Related Party

In October 2003, we executed a $15,000 unsecured promissory note, of which $10,818 was outstanding at December 31, 2004 and $7,699 was recorded as long-term debt. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. In March 2005, $979 was reclassed from long-term debt to short-term debt.

Convertible Debenture Note

In February 2005, we signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as our financial advisor for up to $1,000,000 of senior subordinated convertible debentures. From January through March 2005, we issued $400,000 of senior subordinated convertible debentures and received $323,000 of cash proceeds, net of $77,000 of expenses. We have used the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. Such convertible debentures bear interest at 12% per anum, mature on July 31, 2005 and can be converted until maturity at debt holders option into common stock at a value of $0.60 per share. In addition, such debt has warrants as described below.

7.  STOCKHOLDERS' DEFICIENCY

Issuances of Common Stock

On February 9, 2005, we issued 4,167 shares of common stock at $0.60 per share in conversion of a notes payable to a non related party.

In March 2005, we issued 72,500 shares of common stock in exchange for rent payments owed an unrelated third party at $0.60 a share, and accrued expenses on the Company's books were reduced $43,500.

On March 15, 2005, we issued 26,670 shares of RG's common stock at a value of approximately $0.30 per share related to a 2004 stock transaction.

In 2005, the 55,556 shares of RG's common stock shares valued at $2.10 per share held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment in the amount of $116,669 as reflected in the statement of operations.

On March 25, 2005, we issued 45,455 shares of RG's common stock shares for the purchase of an insurance book of business at $0.66 per share. This transaction was recorded as an addition of $30,000 to other non current assets, and will be amortized over three years.

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

Common Stock Subscribed

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

Common Stock Warrants

In January 2005, we granted warrants to purchase 66,667 shares of our common stock at an exercise price of $0.63 per share, to an unrelated third party. The warrants were issued in exchange for financial advisor services from Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke assisted with the issuance of $400,000 of senior subordinated convertible debentures for the Company.

In the event holders of the convertible debt decide to convert such debt to common stock, they will be issued common stock warrants equal to 105% of the common stock issued upon conversion at a strike price of $0.60 per warrant.

Stock Based Compensation

From January thru February 2005, 233,333 employee stock options were granted to three employees at a strike price of $0.30, which resulted in approximately $70,000 additional deferred stock compensation, and 833,334 stock options were granted to two consultants at a strike price of $0.50. In addition, in February 2005, 833,334 employee stock options were cancelled for two employees at a strike price of $0.30, which resulted in a reduction of deferred stock compensation of $40,625.

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

We anticipate revenues will increase throughout the remainder of 2005 as a result of storm related work. We cannot be assured that the business will provide sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet projected cash flow needs.

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

Contractual Obligations and Commercial Commitments

The  following  table  highlights,   as  of  March  31,  2005,  our  contractual
obligations and commitments by type and period:

                                                     Payments Due by Period
                                                     ----------------------

                                             Less than                            After 5
Contractual Obligations           Total       1 year      1-3 years   4-5 years    years
-----------------------           -----       ------      ---------   ---------    -----
Short-Term Debt:                                                --           --          --
Bank Line of Credit               17,676       17,676           --           --          --
Notes Payable-Related Party       32,049       32,049           --           --          --
Notes Payable                    260,430      260,430           --           --          --
                                --------     --------     --------     --------    --------
                                 310,155      310,155           --           --          --
                                ========     ========     ========     ========    ========
Long-Term Debt:
Notes Payable                      6,720           --        6,720           --          --
Convertible debenture notes      400,000           --      400,000           --          --
                                --------     --------     --------     --------    --------
                                 406,720           --      406,720           --          --
                                ========     ========     ========     ========    ========
Total Debt                      $716,875     $310,155      406,720           --          --
                                ========     ========     ========     ========    ========

2005 OUTLOOK

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

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of March 31, 2005.

We have included $235,017 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest the account classified withholding taxes payable as of March 31, 2005. $182,326 is for RGA and we have structured an agreement with the Internal Revenue Service to pay the entire amount. $52,691 is for PBS's unpaid Federal payroll taxes and employee withholdings and related penalties and interest. However, such amounts are subject to potential federal tax liens.

Item 2. Changes in Securities

Issuances of Common Stock

On February 9, 2005, we issued 4,167 shares of common stock at $0.60 per share in conversion of a notes payable to a non related party.

In March 2005, we issued 72,500 shares of common stock in exchange for rent payments owed an unrelated third party at $0.60 a share, and accrued expenses on the Company's books were reduced $43,500.

On March 15, 2005, we issued 26,670 shares of RG's common stock at a value of approximately $0.30 per share related to a 2004 stock transaction.

In March, 2005, the 55,556 shares of RG's common stock shares valued at $2.10 per share held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment in the amount of $116,669 as reflected in the statement of operations.

On March 25, 2005, we issued 45,455 shares of RG's common stock shares for the purchase of an insurance book of business at $0.66 per share. This transaction was recorded as an addition of $30,000 to other non current assets, and will be amortized over three years.

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

Common Stock Subscribed

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

Common Stock Warrants

In January 2005, we granted warrants to purchase 66,667 shares of our common stock at an exercise price of $0.63 per share, to an unrelated third party. The warrants were issued in exchange for financial advisor services from Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke assisted with the issuance of $400,000 of senior subordinated convertible debentures for the Company.

In the event holders of the convertible debt decide to convert such debt to common stock, they will be issued common stock warrants equal to 105% of the common stock issued upon conversion at a strike price of $0.60 per warrant.

Stock Based Compensation

From January thru February 2005, 233,333 employee stock options were granted to three employees at a strike price of $0.30, which resulted in approximately $70,000 additional deferred stock compensation, and 833,334 stock options were granted to two consultants at a strike price of $0.50. In addition, in February 2005, 833,334 employee stock options were cancelled for two employees at a strike price of $0.30, which resulted in a reduction of deferred stock compensation of $40,625.

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

NAME AND SIGNATURE                  TITLE                            DATE


  /s/ John E. Rea
----------------------------------  Principal Executive Officer     May 23, 2005
  John E. Rea


  /s/ Bruce A. Hall                 Principal Financial Officer     May 23, 2005
----------------------------------
  Bruce A. Hall