Form 10QSB
period 2005-06-30
RG America, Inc.
filed 2005-08-24
CIK 1088401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Company's common stock outstanding on August 20, 2005: 20,710,886.

                                RG AMERICA, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION.................................................1

Item 1. Consolidated Financial Statements (Unaudited)..........................2

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................................15

Item 3. Evaluation of Disclosure Controls and Procedures......................25

PART II - OTHER INFORMATION...................................................25

Item 1.  Legal Proceedings....................................................25

Item 2. Changes in Securities.................................................26

Item 3. Defaults Upon Senior Securities.......................................28

Item 4. Submission of Matters to a Vote of Securities Holders.................28

Item 5. Other Information.....................................................28

Item 6. Exhibits..............................................................29

SIGNATURES....................................................................30

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Filed herewith are the following unaudited financial statements:

Consolidated Balance Sheet (Unaudited) at June 30, 2005

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements (Unaudited)

                       RG AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS
                                                                       JUNE 30,
                                                                         2005
                                                                      ----------
CURRENT ASSETS:
Cash and cash equivalents                                             $   10,050
Investment in certificate of deposit                                     179,728
Contracts receivable, net of allowance for doubtful
   accounts of $188,778                                                2,038,734
Unbilled revenue                                                         255,171
Prepaid expenses                                                          60,991
Other receivables                                                        152,979
                                                                      ----------
TOTAL CURRENT ASSETS                                                   2,697,653

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION OF $128,154                                  441,774
OTHER NON-CURRENT ASSETS                                                  35,000
                                                                      ----------
TOTAL ASSETS                                                          $3,174,427
                                                                      ==========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        RG AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

                                                                     JUNE 30,
                                                                       2005
                                                                    -----------
CURRENT LIABILITIES:
Bank Overdraft                                                      $    13,610
Accounts payable, trade                                               1,872,157
Accrued expenses                                                        775,784
Withholding taxes payable                                               231,140
Deferred revenue                                                        562,484
Bank line of credit                                                     179,582
Notes payable - related party                                            33,038
Notes payable                                                           261,530
Convertible debenture notes                                             400,000
                                                                    -----------

TOTAL CURRENT LIABILITIES                                             4,329,325

LONG-TERM DEBT - RELATED PARTY                                            4,710
                                                                    -----------
TOTAL LIABILITIES                                                     4,334,035

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 35,000,000 shares
 authorized, none issued and outstanding                                     --
Common stock, $.001 par value, 300,000,000 shares
 authorized, 20,558,931 issued and outstanding                           20,559
Common stock subscribed, 4,392,989 shares                              (271,507)
Additional paid in capital                                            5,898,013
Common stock warrants                                                   157,357
Accumulated deficit                                                  (6,894,780)
                                                                    -----------
                                                                     (1,090,358)

Less: Deferred stock compensation                                       (69,250)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIT                                          (1,159,608)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 3,174,427
                                                                    ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                 RG AMERICA, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                       JUNE 30,
                                           --------------------------    --------------------------
                                              2005           2004            2005          2004
                                           -----------    -----------    -----------    -----------
REVENUES                                   $ 2,084,952    $   789,475    $ 5,019,518    $ 1,286,077

COST OF REVENUES                             1,332,079        634,503      2,845,968      1,078,698
                                           -----------    -----------    -----------    -----------
GROSS PROFIT                                   752,873        154,972      2,173,550        207,379

OPERATING EXPENSES:
Selling, general and administrative            258,487        123,628        587,662        256,929
Compensation, payroll taxes and benefits       174,847        389,799        754,789        718,994
Stock compensation                               3,250        123,759        314,838        167,736
Consulting and contract labor                   60,429        169,618        121,779        203,541
Professional                                    91,275         80,335        131,305        232,082
Recovery of impairment                              --             --       (116,669)            --
Rent                                            82,078         38,788        152,339         77,701
Depreciation                                    23,524          9,249         40,443         19,184
                                           -----------    -----------    -----------    -----------
TOTAL OPERATING EXPENSES                       693,890        935,176      1,986,486      1,676,167
                                           -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS                   58,983       (780,204)       187,064     (1,468,788)

OTHER INCOME (EXPENSE):
Other income (expense), net                     (9,248)         2,219          2,096         68,147
Interest and financing cost, net               (13,349)         1,995       (131,389)       (10,858)
                                           -----------    -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                   (22,597)         4,214       (129,293)        57,289
                                           -----------    -----------    -----------    -----------
NET INCOME (LOSS)                          $    36,386    $  (775,990)   $    57,771    $(1,411,499)
                                           ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE - BASIC        $      0.00    $     (0.04)   $      0.00    $     (0.12)
                                           ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE - DILUTED      $      0.00    $     (0.04)   $      0.00    $     (0.12)
                                           ===========    ===========    ===========    ===========


       The accompanying notes are an integral part of the consolidated financial statements.

                                RG AMERICA, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      --------------------------
                                                                         2005            2004
                                                                      -----------    -----------
OPERATING ACTIVITIES:
Net income (loss)                                                     $    57,771    $(1,411,499)
Adjustments to reconcile net income (loss) to net cash (used in)
  operating activities:
   Depreciation                                                            40,443         19,184
   Amortization of deferred compensation                                    5,487             --
   Stock options issued for consulting services                           309,351             --
   Stock issued for professional services                                      --        136,736
   Stock issued for employee compensation                                      --         11,000
   Stock issued for directors' fees                                            --         20,000
   Stock cancelled related to acquisition                                (116,669)            --
   Stock warrant issued for debt services                                  27,357             --
      Decrease (increase) in contracts receivable                        (228,956)       286,934
      Increase in unbilled revenue and deferred revenue, net              420,775         59,072
      Decrease (increase) in prepaid expenses                             (58,822)        25,758
      Increase in other receivables                                      (116,395)       (18,785)
      Increase in other current assets                                         --           (733)
      Increase in bank overdraft                                           13,610             --
      Increase in accounts payable - trade                                106,733        399,840
      Increase (decrease) in accrued expenses                            (544,133)        63,888
      Decrease in withholding taxes payable                               (38,554)        (6,726)
                                                                      --------------------------
NET CASH USED IN OPERATING ACTIVITIES                                    (122,002)      (415,331)

INVESTING ACTIVITIES:
Investment in certificate of deposit                                     (179,728)            --
Acquisition purchase price adjustment                                          --       (404,860)
Purchases of property and equipment                                      (211,603)       (54,945)
                                                                      --------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (391,331)      (459,805)

FINANCING ACTIVITIES:
Repayments of notes payable                                               (19,529)      (119,799)
Repayments of bank line of credit                                        (195,015)      (100,000)
Proceeds from sale of common stock                                             --        872,076
Proceeds from issuance of notes payable                                    17,000        185,100
Proceeds from issuance of notes payable - related party                        --         85,305
Proceeds from issuance of convertible debenture notes                     400,000             --
Proceeds from bank line of credit                                         209,582             --
Advances from stockholders                                                     --          9,702
                                                                      --------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 412,038        932,384

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (101,295)        57,248
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          111,345          8,090
                                                                      --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    10,050    $    65,338
                                                                      ==========================
Cash paid during the year for interest                                $     9,264    $    15,805
                                                                      ==========================
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Stock issued for conversion of accounts payable                       $    24,467    $   406,833
Stock issued for conversion of accrued expense                            111,834             --
Note payable related party issued for conversion of accrued expense        11,666             --
Stock issued for conversion of notes payable                                2,500        379,070
Stock issued for purchase of property and equipment                            --         29,000
Stock issued in exchange for other receivable                                  --         48,023
Stock issued in exchange for note receivable                                   --        268,900
Stock issued for other non current asset                                   30,000             --
Stock issued and held by transfer agent for instruction                        --            500
Warrant issued for equity advisory services                                    --         30,000
Stock issued for acquisition                                                   --      1,900,000


      The accompanying notes are an integral part of the consolidated financial statements

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.    GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has previously incurred net losses, which have resulted in a significant accumulated deficit and stockholders' deficit at June 30, 2005. Although the Company had net income of $57,771 for the six months ended June 30, 2005, we previously had a net loss of $1,411,499 for the six months ended June 30, 2004. Additionally, at June 30, 2005, current liabilities exceeded current assets by $1,631,672, stockholders' deficit was $1,159,608 and we had an accumulated deficit of $6,894,780.

The ability of RG to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The time required for RG to become profitable is highly uncertain, and the Company give assurance that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of RG, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock.

The Company cannot provide assurance that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If the Company fails to make any required payment under the agreements and related documents governing indebtedness or fail to comply with the financial and operating covenants contained in them, the Company would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of RG to continue as a going concern.

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


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                      -----------------------------   ----------------------------
                                                          2005            2004            2005            2004
                                                      ------------   --------------   ------------    ------------
Net income (loss), as reported (numerator)            $     36,386   $     (775,990)  $     57,771    $ (1,411,499)
                                                      ============   ==============   ============    ============
Net income (loss),  for diluted  earnings per share
- income  available to  shareholders  after assumed
conversion as reported (numerator)                    $     55,364   $     (775,990)  $     83,760    $ (1,411,499)
                                                      ============   ==============   ============    ============
Weighted average number of common shares
outstanding (denominator) - basic                       24,593,351       18,539,616     24,524,432      11,425,023
                                                      ------------   --------------   ------------    ------------
   Effect of dilutive securities:
      Employee stock options                               466,286               --      1,289,490              --
      Warrants                                                  --               --         55,265              --
      Convertible debentures                               666,667               --        530,000              --
Weighted average number of common shares
outstanding (denominator) - dilutive                    25,726,304       18,539,616     26,399,187      11,425,023
                                                      ------------   --------------   ------------    ------------
Net income (loss) per share - basic                   $       0.00   $        (0.04)  $       0.00    $      (0.12)
                                                      ============   ==============   ============    ============
Net income (loss) per share - diluted                 $       0.00   $        (0.04)  $       0.00    $      (0.12)
                                                      ============   ==============   ============    ============

The number of outstanding employee stock options, warrants and any contingently issuable shares that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for these periods presented because of their impact was anti-dilutive for the periods presented are as follows: 2,933,333 for the three months ended 6/30/05 and 1,745,000 for the six months ended 6/30/05. All potentially dilutive securities were excluded from the three and six month periods ending 6/30/04.

RECLASSIFICATIONS

Certain amounts in the three months and six months ended June 30, 2004 financial statements have been reclassified to conform to the 2005 presentation.

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

If the computed fair values of all the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net income (loss) would have been:

                                                          For the three months             For the six months
                                                             ended June 30,                  ended June 30,
                                                      -----------------------------   ----------------------------
                                                          2005            2004            2005             2004
                                                      ------------   --------------   ------------    ------------
  Net income (loss) from continuing
  operations, as reported                             $     36,386   $     (775,990)  $     57,771    $ (1,411,499)
  Add stock-based compensation expenses
  Included in net income (loss)                              3,250          123,759        314,838         167,736
  Less total stock-based employee compensation
  expense determined under the fair value
  based method for all awards                              (27,677)        (123,759)      (374,361)       (167,736)
                                                      ------------   --------------   ------------    ------------
  Pro forma net income (loss)                         $     11,959   $     (775,990)  $     (1,752)   $ (1,411,499)
                                                      ============   ==============   ============    ============
  Earnings (loss) per share:
   Basic - as reported                                $       0.00   $        (0.04)  $       0.00    $      (0.12)
                                                      ============   ==============   ============    ============
   Diluted - as reported                              $       0.00   $        (0.04)  $       0.00    $      (0.12)
                                                      ============   ==============   ============    ============
   Basic - pro forma                                  $       0.00   $        (0.04)  $       0.00    $      (0.12)
                                                      ============   ==============   ============    ============
   Diluted - pro forma                                $       0.00   $        (0.04)  $       0.00    $      (0.12)
                                                      ============   ==============   ============    ============

4.    CONTRACTS

A)    CONSTRUCTION CONTRACTS

Construction contracts receivable were comprised of the following at June 30, 2005:

Contract receivables billed:
Completed contracts                                   $  1,072,898
Contracts in progress                                    1,114,311
Retainage                                                   40,303
Less: Allowance for doubtful accounts                     (188,778)
                                                      ------------
                                                      $  2,038,734
                                                      ============

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized.

Balances at June 30, 2005 were comprised of the following:

Costs incurred on uncompleted contracts               $    981,448
Estimated earnings                                         581,301
                                                      ------------
                                                         1,562,749
Less: Billings to date                                  (1,849,332)
                                                      ------------
                                                      $   (286,583)
                                                      ============

Balance sheet presentation:
Unbilled revenue                                      $    255,171
Deferred revenue                                          (541,754)
                                                      ------------
                                                      $   (286,583)
                                                      ============

B)    INSURANCE CONTRACTS

Balance sheet presentation:                           $         --
Unbilled                                                   (20,730)
                                                      ------------
Deferred revenue                                      $    (20,730)
                                                      ============

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized.


5.    IMPAIRMENT

On August 10, 2004, RG acquired all of the common stock of Practical Building Solutions Inc ("PBS"). The aggregate purchase was $350,000, which payment consisted of 16,667 restricted shares of RG's common stock. In addition, the Company incurred $14,755 in related transaction cost. The terms included (1) an agreement by the stockholders of PBS to escrow 55,556 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and an agreement by RG granting piggyback registration rights for the resale of 5,850 of the purchase consideration shares. The results of operations of PBS have been included in RG's results of operations since the completion of the acquisition.

On December 16, 2004, the Company determined that as a result of a material impairment of PBS, the Company would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation has been significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 is impaired and the Company had recorded this amount as Impairment of Goodwill in the accompanying Consolidated Financial Statements as of December 31, 2004. Additionally, PBS net book assets of $144,661 have been written off and charged to Impairment of Subsidiary in the accompanying Statement of Operations for the year ended December 31, 2004.

On March 16, 2005, the 55,556 shares of RG's common stock shares at $2.10 per share held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment of $116,669 as reflected in the statement of operations.

6.    DEBT

SHORT-TERM DEBT

Short-term debt at June 30, 2005 consisted of the following:

On March 1, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $50,000 and $47,676 was initially received by the Company against the facility. On March 31, 2005, RG made a principal payment of $30,000 reducing the outstanding balance of the facility to $17,676 as of March 31, 2005. One June 17, 2005, the Company replaced this revolving line of credit facility with a new one in the amount of $140,000. In June 2005, the Company received $139,582 against this revolving line of credit facility. The revolving line of credit facility is fully secured by a $139,728 certificate of deposit.

On May 17, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $40,000 and $40,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility is $40,000 at June 30, 2005. The revolving line of credit facility is fully secured by a $40,000 certificate of deposit.

NOTES PAYABLE - RELATED PARTY

In October 2003, we executed a $75,000 unsecured promissory note, of which $24,792 was outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. On January 31, 2005, RGA made a $12,500 principal payment on this note. In addition, $11,667 was reclassed from this officer's accrued payroll and added to this note, leaving an outstanding balance of $23,959 as of June 30, 2005 (See Related Party Transactions - Note 9).
In October 2003, the Company executed a $15,000 unsecured promissory note, of which $3,120 was the short- term portion outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. From January through March of 2005, RGA made principal payments of $1,009 on this note and $979 was reclassed from the long-term portion, as a result, the outstanding principal balance was $3,090 as of March 31, 2005. From April through June of 2005, RGA made principal payments of $1,022 on this note and $2,010 was reclassed from the long-term portion, as a result, the outstanding principal balance was $4,079 as of June 30, 2005 (See Related Party Transactions
Note 9).

NOTES PAYABLE
In September 2003, the Company received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. The Company is accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available. As of December 31, 2004, the principal outstanding balance was $75,000. On March 11, 2005, RG made a $5,000 payment on this note. In addition, construction related work of $23,269 was done at the unrelated third party's home and was credited as a payment to this note, resulting in a $46,731 outstanding principal balance as of March 31, 2005. In June 2005, $1,100 was reclassed from accounts payable to this note payable resulting in a $47,831 outstanding balance as of June 30, 2005.
Through May 2004, the Company had received $185,100 of proceeds in the form of a loan from an unrelated third party. The Company intends to retire the unsecured loan with the issuance of common stock before September 30, 2005. The Company is accruing interest at the rate of 10% per annum for 90 days from June 15, 2004 and 18% subsequently. As of December 31, 2004, the outstanding principal balance was $185,100. On February 9, 2005, $2,500 of this loan converted into 4,167 shares of the Company's stock.
On February 5, 2005, the Company had received $7,000 of proceeds and on February 26, 2005 the Company had received $10,000 of proceeds in the form of a loan from an unrelated third party. This loan is a non-interest bearing note and does not have a defined repayment date. The outstanding principal balance of this note was $17,000 as of June 30, 2005.

CONVERTIBLE DEBENTURE NOTE

In February 2005, the Company signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as our financial advisor for up to $1,000,000 of senior subordinated convertible debentures. From January through March 2005, we issued $400,000 of senior subordinated convertible debentures and received $323,000 of cash proceeds, net of $77,000 of expenses. The Company had used the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. The debentures were due and payable on July 31, 2005.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $400,000 of senior subordinated convertible notes discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. However, the beneficial conversion feature was determined to be immaterial and the Company recorded no entry.

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waives any and all defaults without further recourse until the amended maturity date of October 31, 2005 is reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company shall issue warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder will receive a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company will issue 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

LONG-TERM DEBT

LONG-TERM DEBT - RELATED PARTY

In October 2003, the Company executed a $15,000 unsecured promissory note, of which $10,818 was outstanding at December 31, 2004 and $7,699 was recorded as long-term debt. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. In March 2005, $979 was reclassed from long-term debt to short-term debt. In June 2005, $2,010 was reclassed from long-term debt to short-term debt (See Related Party Transactions Note 9).

7.    STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

On February 9, 2005, the Company issued 4,167 shares of common stock at $0.60 per share in conversion of a note payable to a non-related party. The share price of $0.60 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

In March 2005, the Company issued 72,500 shares of common stock in exchange for rent payments owed an unrelated third party at $0.60 a share, and accrued expenses on the Company's books were reduced $43,500. The share price of $0.60 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

On March 15, 2005, the Company issued 26,670 shares of RG's common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the grant date based upon the price of common stock sold in a previous private placement offering (2004 transaction).

On March 16, 2005, the 55,556 shares of RG's common stock shares at $2.10 per share held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment of $116,669.

On March 25, 2005, the 45,455 shares of RG's common stock shares for the purchase of an insurance book of business at $0.66 per share. This transaction was recorded as an addition of $30,000 to other non current assets. The share price of $0.66 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

In June 2005, the Company issued 172,000 shares of common stock in exchange for sales commissions owed an employee at approximately $0.23 a share, and accrued expenses on the Company's books were reduced $40,333. The share price of $0.23 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In June 2005, the Company issued 38,095 shares of common stock in exchange for expense reimbursements owed a former officer at $0.21 a share, and accrued expenses on the Company's books were reduced $8,000. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In June 2005, the Company issued 70,000 shares of common stock in exchange for consulting services owed a third party at approximately $0.18 a share, and accounts payable on the Company's books were reduced $12,500. The share price of $0.18 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In June 2005, the Company issued 3,200 shares of common stock in exchange for consulting services owed a third party at $0.60 a share, and accounts payable on the Company's books were reduced $1,920. The share price of $0.60 was utilized based upon negotiations over several months between the consultant and the Company.

June 2005, the Company issued 47,842 shares of common stock in exchange for expense reimbursements owed an officer at $0.21 a share, and accounts payable on the Company's books were reduced $10,047. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed.

COMMON STOCK SUBSCRIBED

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

In June 2005, the Company subscribed 95,238 shares of common stock in exchange for consulting services owed two officers at $0.21 a share, and accrued expenses on the Company's books were reduced $20,000. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed.

COMMON STOCK WARRANTS

In March 2005, the Company granted warrants to purchase 66,667 shares of our common stock at an exercise price of $0.63 per share, to an unrelated third party. The warrants were issued in exchange for financial advisor services from Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke assisted with the issuance of $400,000 of senior subordinated convertible debentures for the Company. The share price of $0.63 was utilized based upon the terms described in the Financial Advisory Agreement between the Company and Spencer Clarke. Specifically, the $0.63 per share was determined at 105% of common stock that would be issued upon conversion of the subordinated convertible debentures at $0.60 per share. The $0.60 per share was based upon the price of common stock sold in a recent private placement offering.

The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black - Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $27,357 and recorded this amount to interest expense and additional paid in capital.

In the event holders of the senior subordinated convertible debentures elect their option to convert such debt to common stock, they will be issued common stock warrants equal to 105% of the common stock issued upon conversion at an exercise price of $0.60 per warrant. Based upon the issuance of $400,000 of senior subordinated convertible debentures, if all $400,000 was converted, the Company would issue 700,000 warrants to the senior subordinated convertible debenture holders and the Company would evaluate the warrant issuance in accordance with FAS 123 utilizing the Black - Scholes method to determine valuation.

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waives any and all defaults without further recourse until the amended maturity date of October 31, 2005 is reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company shall issue warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder will receive a warrant to purchase 1,000 shares of common stock at an exercise price of $0.38 per share, which was a negotiated price for the waiver and extension of the maturity date to October 31, 2005. As a result of there being $400,000 principal amount of debentures outstanding, the Company will issue 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

STOCK OPTIONS

From January thru March 2005, 233,333 employee stock options were granted to three employees at a strike price of $0.30 per share and 833,334 stock options were granted to two consultants at a strike price of $0.50 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering. The stock options to the consultants at $0.50 per share was based upon a previous private placement offering and adjusted higher to reflect a premium of 67% in exchange for immediate vesting of the stock options. In addition, in February 2005, 833,334 employee stock options were cancelled for two employees at a strike price of $0.30 per share.

From April thru June 2005, 426,667 employee stock options were granted to three employees at a strike price of $0.30 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering. In addition, in June 2005, 416,664 employee stock options were cancelled for a former officer at a strike price of $0.30 per share.

8.    COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of June 30, 2005.

The Company has included $231,140 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of June 30, 2005. Of this liability, $178,449 is for RGA and we are in the process of structuring an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS's $52,691 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest. However, such amounts are subject to potential federal tax liens (See Subsequent Events Note 10).

Through our subsidiary, RGA, the Company leases our corporate headquarters under a short-term lease that expired in December 2003 and that is being continued on a month-to-month basis for the foreseeable future at a monthly rental rate of $12,971.

The Company has capitalized leasehold improvements for costs incurred related to our corporate headquarters based on management's plans that a long-term lease agreement will be arranged. In the event that such an agreement is not reached, the undepreciated value of the leasehold improvements would be charged to earnings. The undepreciated value of the leasehold improvements at June 30, 2005 is $127,368 and is being amortized over a ten (10) year period.

The Company is obligated under various employment agreements with members of executive management that provide for annual compensation and transportation allowances along with other general employee benefits. The agreements provide for employment at will and do not further obligate us when employment is terminated.

Currently the Company's Chief Financial Officer and Corporate Controller are consultants and not employees of the Company. It is anticipated as the Company successfully implements its business strategy in the near future, a full time Chief Financial Officer and Corporate Controller will be hired by the Company. However, the Company believes the financial services provided by the Chief Financial Officer and Corporate Controller meet its requirements at this point in time.

See Subsequent Events Note 10 related to recent correspondence received by the Company from the SEC.

9.    RELATED PARTY TRANSACTIONS

In October 2003, the Company executed a $75,000 unsecured promissory note, of which $23,959 is outstanding at June 30, 2005. The promissory note is with an officer of RG, the interest rate is 10% per annum and the note is due on demand.

In October 2003, the Company executed a $15,000 unsecured promissory note, of which $8,788 is outstanding at June 30, 2005. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007.

The Chairman of the Board earns $4,250 bi-weekly for consulting services. For January thru March 2005, $1,050 was paid resulting in a balance of $38,700 outstanding at March 31, 2005. For April thru June 2005, $29,250 was paid resulting in a balance of $39,200 outstanding at June 30, 2005.

In June 2005, the Company's Chief Operating Officer and who is also a Director, forgave $179,369 of commissions due and payable in relation to Florida storm related business. In June 2005, the father of our Senior Vice President forgave $44,011 of commissions due and payable in relation to Florida storm related business. In June 2005, the Company's Chief Executive Officer and who is also a Director, forgave $10,000 of salary due and payable. In June 2005, the Company's Senior Vice President forgave $10,000 of salary due and payable. In June 2005, the Company's Chairman of the Board, who is also the father of the Company's Chief Executive Officer and Chief Operating Officer, forgave $10,000 of consulting fees due and payable. In June 2005, the Company's Chief Financial Officer, who is a consultant of the Company, forgave $10,000 of consulting fees due and payable. As a result of the above items, the Company's directors, officers and consultants forgave a total of $263,380, comprised of $223,380 of commissions, $20,000 of compensation and $20,000 of consulting.

10.   SUBSEQUENT EVENTS

On July 28, 2005, the Company paid the IRS $100,000 of unpaid Federal payroll taxes and employee withholdings in the account classified withholding taxes payable as of June 30, 2005.

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waives any and all defaults without further recourse until the amended maturity date of October 31, 2005 is reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company shall issue warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder will receive a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company will issue 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

On August 3, 2005, Andy England resigned his position as Chief Technology Officer of the Company. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

In August 2005, the Company received correspondence from the SEC. The correspondence related to SEC Staff comments, in the ordinary course of business, regarding the Company's Form 10-KSB for the year ended December 31, 2004 and the Company's Form 10-QSB for the three months ended March 31, 2005. The Company anticipates it will reply to the SEC comments before the end of August 2005.

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

RECENT DEVELOPMENTS

In February 2005, we signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as our financial advisor for up to $1,000,000 of senior subordinated convertible debentures. From January through March 2005, we issued $400,000 of senior subordinated convertible debentures and received $323,000 of cash proceeds, net of $77,000 of expenses. We have used the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. The debentures were due and payable on July 31, 2005.

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waives any and all defaults without further recourse until the amended maturity date of October 31, 2005 is reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company shall issue warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder will receive a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company will issue 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

On July 28, 2005, the Company paid the IRS $100,000 of unpaid Federal payroll taxes and employee withholdings in the account classified withholding taxes payable as of June 30, 2005.

On August 3, 2005, Andy England resigned his position as Chief Technology Officer of the Company. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

In August 2005, the Company received correspondence from the SEC. The correspondence related to SEC Staff comments, in the ordinary course of business, regarding the Company's Form 10-KSB for the year ended December 31, 2004 and the Company's Form 10-QSB for the three months ended March 31, 2005. The Company anticipates it will reply to the SEC comments before the end of August 2005.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004


                                 RG AMERICA, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                           --------------------------    --------------------------
                                               2005           2004          2005            2004
                                           -----------    -----------    -----------    -----------
REVENUES                                   $ 2,084,952    $   789,475    $ 5,019,518    $ 1,286,077

COST OF REVENUES                             1,332,079        634,503      2,845,968      1,078,698
                                           -----------    -----------    -----------    -----------
GROSS PROFIT                                   752,873        154,972      2,173,550        207,379

OPERATING EXPENSES:
Selling, general and administrative            258,487        123,628        587,662        256,929
Compensation, payroll taxes and benefits       174,847        389,799        754,789        718,994
Stock compensation                               3,250        123,759        314,838        167,736
Consulting and contract labor                   60,429        169,618        121,779        203,541
Professional                                    91,275         80,335        131,305        232,082
Recovery of impairment                              --             --       (116,669)            --
Rent                                            82,078         38,788        152,339         77,701
Depreciation                                    23,524          9,249         40,443         19,184
                                           -----------    -----------    -----------    -----------
TOTAL OPERATING EXPENSES                       693,890        935,176      1,986,486      1,676,167
                                           -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS                   58,983       (780,204)       187,064     (1,468,788)

OTHER INCOME (EXPENSE):
Other income (expense), net                     (9,248)         2,219          2,096         68,147
Interest and financing cost, net               (13,349)         1,995       (131,389)       (10,858)
                                           -----------    -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                   (22,597)         4,214       (129,293)        57,289
                                           -----------    -----------    -----------    -----------
NET INCOME (LOSS)                          $    36,386    $  (775,990)   $    57,771    $(1,411,499)
                                           ===========    ===========    ===========    ===========

THREE MONTHS ENDED JUNE 30, 2005

Revenue:
Operating revenue increased $1,295,477, or 164%, to $2,084,952 for the three months ended June 30, 2005, from $789,475 for the three months ended June 30, 2004. The increase was primarily the result of RGA's storm related construction work in Florida.

Cost of Sales:
Cost of sales increased $697,576, or 110%, to $1,332,079 for the three months ended June 30, 2005, from $634,503 for the three months ended June 30, 2004. The increase was primarily the result of RGA's storm related construction work in Florida.

Operating Expenses:
Operating expenses decreased $241,286 or 26%, to $693,890 for the three months ended June 30, 2005 from $935,176 for the three months ended June 30, 2004. The decrease was primarily the result of $223,380 of sales commissions forgiven, $20,000 officer wages forgiven, $20,000 consulting and professional fees forgiven, and overhead reduction consisting of a smaller workforce and less use of outside consultants paid with Company stock.

Other Income (Expense):
Other income (expense) decreased $26,811, or 636% to $22,597 of expense for the three months ended June 30, 2005 from $4,214 of income for the three months ended June 30, 2004. The decrease was primarily the result of approximately $13,000 of interest expense on notes payable and debenture notes.

SIX MONTHS ENDED JUNE 30, 2005

Revenue:
Operating revenue increased $3,733,441, or 290%, to $5,019,518 for the six months ended June 30, 2005, from $1,286,077 for the six months ended June 30, 2004. The increase was primarily the result of RGA's storm related construction work in Florida.

Cost of Sales:
Cost of sales increased $1,767,270, or 164%, to $2,845,968 for the six months ended June 30, 2005, from $1,078,698 for the six months ended June 30, 2004. The increase was primarily the result of RGA's storm related construction work in Florida.

Operating Expenses:
Operating expenses increased $310,319, or 19%, to $1,986,486 for the six months ended June 30, 2005 from $1,676,167 for the six months ended June 30, 2004. The increase was primarily the result of an increase of $147,102 in non cash stock compensation and $223,380 of sales commissions forgiven, $20,000 officer wages forgiven, $20,000 consulting and professional fees forgiven.

Other Income (Expense):
Other income (expense) decreased $186,582, or 326% to $129,293 of expense for the six months ended June 30, 2005 from $57,289 of income for the six months ended June 30, 2004. The increase was primarily the result of approximately $52,000 of placement fees, $14,000 interest expense, and $27,357 warrant value expense related to convertible debenture notes issued January thru March 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10,050 at June 30, 2005 as compared to $111,345 at December 31, 2004 and working capital deficit was $1,631,672 at June 30, 2005 as compared to $1,877,384 at December 31, 2004. The decrease in the working capital deficit is primarily due to the issuance of convertible debenture notes in the amount of $400,000 and increased cash flow from operations.

Operating Activities:
Net cash used by operating activities was $122,002 for the six months ended June 30, 2005 compared to $415,331 used in operating activities for the six months ended June 30, 2004. The increase in cash provided by operations resulted primarily from the Company's RGA's storm related construction work in Florida.

Investing Activities:
Net cash used in investing activities was $391,331 for the six months ended June 30, 2005 compared to $459,805 for the six months ended June 30, 2004. The decrease in cash used in investing activities was primarily result of an acquisition purchase price adjustment of $404,860 in the six months ended Junes 30, 2004 offset by $179,728 certificate of deposit securing the company's revolving line of credit facility, and an increase of $156,658 for purchases of property and equipment related to the Company's construction business in the six months ended June 30, 2005.

Financing Activities:
Net cash provided by financing activities was $412,038 for the six months ended June 30, 2005 compared to $932,384 for the six months ended June 30, 2004. The decrease of net cash provided by financing activities of $520,346 is primarily result of $872,076 proceeds for the sale of common stock in the six months ended June 30, 2004 offset by the $400,000 proceeds from issuance of convertible debenture notes in the six months ended June 30, 2005.

SHORT-TERM DEBT

Short-term debt at June 30, 2005 consisted of the following:

On March 1, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $50,000 and $47,676 was initially received by the Company against the facility. On March 31, 2005, RG made a principal payment of $30,000 reducing the outstanding balance of the facility to $17,676 as of March 31, 2005. One June 17, 2005, the Company replaced this revolving line of credit facility with a new one in the amount of $140,000. In June 2005, the Company received $139,582 against this revolving line of credit facility. The revolving line of credit facility is fully secured by a $139,728 certificate of deposit.

On May 17, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $40,000 and $40,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility is $40,000 on June 30, 2005. The revolving line of credit facility is fully secured by a $40,000 certificate of deposit

NOTES PAYABLE - RELATED PARTY

In October 2003, we executed a $75,000 unsecured promissory note, of which $24,792 was outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. On January 31, 2005, RGA made a $12,500 principal payment on this note. In addition, $11,667 was reclassed from this officer's accrued payroll and added to this note, leaving an outstanding balance of $23,959 as of June 30, 2005.
In October 2003, we executed a $15,000 unsecured promissory note, of which $3,120 was the short-term portion outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. From January through March of 2005, RGA made principal payments of $1,009 on this note and $979 was reclassed from the long-term portion, as a result, the outstanding principal balance was $3,090 as of March 31, 2005. From April through June of 2005, RGA made principal payments of $1,022 on this note and $2,010 was reclassed from the long-term portion, as a result, the outstanding principal balance was $4,079 as of June 30, 2005 (See Related Party Transactions
Note 9).

NOTES PAYABLE
In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. We are accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available. As of December 31, 2004, the principal outstanding balance was $75,000. On March 11, 2005, RG made a $5,000 payment on this note. In addition, construction related work of $23,269 was done at the unrelated third party's home and was credited as a payment to this note, resulting in a $46,731 outstanding principal balance as of March 31, 2005. In June 2005, $1,100 was reclassed from accounts payable to this note payable resulting in a $47,831 outstanding balance as of June 30, 2005.

Through May 2004, we had received $185,100 of proceeds in the form of a loan from an unrelated third party. We intend to retire the unsecured loan with the issuance of common stock before September 30, 2005. We are accruing interest at the rate of 10% per annum for 90 days from June 15, 2004 and 18% subsequently. As of December 31, 2004, the outstanding principal balance was $185,100. On February 9, 2005, $2,500 of this loan converted into 4,167 shares of the Company's stock.

On February 5, 2005, we had received $7,000 of proceeds and on February 26, 2005 we had received $10,000 of proceeds in the form of a loan from an unrelated third party. This loan is a non-interest bearing note and does not have a defined repayment date. The outstanding principal balance of this note was $17,000 as of June 30, 2005.

CONVERTIBLE DEBENTURE NOTE

In February 2005, we signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as our financial advisor for up to $1,000,000 of senior subordinated convertible debentures. From January through March 2005, we issued $400,000 of senior subordinated convertible debentures and received $323,000 of cash proceeds, net of $77,000 of expenses. We have used the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. The debentures were due and payable on July 31, 2005.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $400,000 of senior subordinated convertible notes discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. However, the beneficial conversion feature was determined to be immaterial and the Company recorded no entry.

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waives any and all defaults without further recourse until the amended maturity date of October 31, 2005 is reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company shall issue warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder will receive a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company will issue 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

LONG-TERM DEBT

LONG-TERM DEBT - RELATED PARTY

In October 2003, we executed a $15,000 unsecured promissory note, of which $10,818 was outstanding at December 31, 2004 and $7,699 was recorded as long-term debt. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. In March 2005, $979 was reclassed from long-term debt to short-term debt. In June 2005, $2,010 was reclassed from long-term debt to short-term debt.

STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

On February 9, 2005, the Company issued 4,167 shares of common stock at $0.60 per share in conversion of a note payable to a non-related party. The share price of $0.60 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

In March 2005, the Company issued 72,500 shares of common stock in exchange for rent payments owed an unrelated third party at $0.60 a share, and accrued expenses on the Company's books were reduced $43,500. The share price of $0.60 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

On March 15, 2005, the Company issued 26,670 shares of RG's common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the grant date based upon the price of common stock sold in a previous private placement offering (2004 transaction).

On March 16, 2005, the 55,556 shares of RG's common stock shares at $2.10 per share held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment of $116,669.

On March 25, 2005, the 45,455 shares of RG's common stock shares for the purchase of an insurance book of business at $0.66 per share. This transaction was recorded as an addition of $30,000 to other non current assets. The share price of $0.66 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

In June 2005, the Company issued 172,000 shares of common stock in exchange for sales commissions owed an employee at approximately $0.23 a share, and accrued expenses on the Company's books were reduced $40,333. The share price of $0.23 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In June 2005, the Company issued 38,095 shares of common stock in exchange for expense reimbursements owed a former officer at $0.21 a share, and accrued expenses on the Company's books were reduced $8,000. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In June 2005, the Company issued 70,000 shares of common stock in exchange for consulting services owed a third party at approximately $0.18 a share, and accounts payable on the Company's books were reduced $12,500. The share price of $0.18 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In June 2005, the Company issued 3,200 shares of common stock in exchange for consulting services owed a third party at $0.60 a share, and accounts payable on the Company's books were reduced $1,920. The share price of $0.60 was utilized based upon negotiations over several months between the consultant and the Company.

June 2005, the Company issued 47,842 shares of common stock in exchange for expense reimbursements owed an officer at $0.21 a share, and accounts payable on the Company's books were reduced $10,047. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed.

COMMON STOCK SUBSCRIBED

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

In June 2005, the Company subscribed 95,238 shares of common stock in exchange for consulting services owed two officers at $0.21 a share, and accrued expenses on the Company's books were reduced $20,000. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed.

COMMON STOCK WARRANTS

In March 2005, the Company granted warrants to purchase 66,667 shares of our common stock at an exercise price of $0.63 per share, to an unrelated third party. The warrants were issued in exchange for financial advisor services from Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke assisted with the issuance of $400,000 of senior subordinated convertible debentures for the Company. The share price of $0.63 was utilized based upon the terms described in the Financial Advisory Agreement between the Company and Spencer Clarke. Specifically, the $0.63 per share was determined at 105% of common stock that would be issued upon conversion of the subordinated convertible debentures at $0.60 per share. The $0.60 per share was based upon the price of common stock sold in a recent private placement offering.

The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black - Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $27,357 and recorded this amount to interest expense and additional paid in capital.

In the event holders of the senior subordinated convertible debentures elect their option to convert such debt to common stock, they will be issued common stock warrants equal to 105% of the common stock issued upon conversion at an exercise price of $0.60 per warrant. Based upon the issuance of $400,000 of senior subordinated convertible debentures, if all $400,000 was converted, the Company would issue 700,000 warrants to the senior subordinated convertible debenture holders and the Company would evaluate the warrant issuance in accordance with FAS 123 utilizing the Black - Scholes method to determine valuation.

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waives any and all defaults without further recourse until the amended maturity date of October 31, 2005 is reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company shall issue warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder will receive a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company will issue 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

STOCK OPTIONS

From January thru March 2005, 233,333 employee stock options were granted to three employees at a strike price of $0.30 per share and 833,334 stock options were granted to two consultants at a strike price of $0.50 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering. The stock options to the consultants at $0.50 per share was based upon a previous private placement offering and adjusted higher to reflect a premium of 67% in exchange for immediate vesting of the stock options. In addition, in February 2005, 833,334 employee stock options were cancelled for two employees at a strike price of $0.30 per share.

From April thru June 2005, 426,667 employee stock options were granted to three employees at a strike price of $0.30 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering. In addition, in June 2005, 416,664 employee stock options were cancelled for a former officer at a strike price of $0.30 per share.

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

The time required for RG to become profitable is highly uncertain, and we cannot give assurance that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of RG, including the state of the capital markets and the prospects for business. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock.

We cannot give assurance that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of RG to continue as a going concern.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table highlights, as of June 30, 2005, our contractual obligations and commitments by type and period:

                                                                     PAYMENTS DUE BY PERIOD
                                           -------------------------------------------------------------------------
                                                          LESS THAN 1
CONTRACTUAL OBLIGATIONS                       TOTAL          YEAR         1-3 YEARS      4-5 YEARS     AFTER 5 YEARS
-----------------------                    -----------    -----------    -----------    -----------    -------------
Short-Term Debt:
Bank Line of Credit                        $   179,582    $   179,582    $        --    $        --    $          --
Notes Payable-Related Party                     33,038         33,038             --             --               --
Notes Payable                                  261,530        261,530             --             --               --
Convertible debenture notes                    400,000        400,000             --             --               --
                                           -----------    -----------    -----------    -----------    -------------
                                               874,150        874,150             --             --               --
                                           ===========    ===========    ===========    ===========    =============
Long-Term Debt:
Notes Payable                                    4,710             --          4,710             --               --
                                           -----------    -----------    -----------    -----------    -------------
                                                 4,710             --          4,710             --               --
                                           ===========    ===========    ===========    ===========    =============
Total Debt                                 $   878,860    $   874,150    $     4,710    $        --    $          --
                                           ===========    ===========    ===========    ===========    =============

2005 OUTLOOK

The ability to invest further will be heavily dependent on securing additional capital from investors or debt financing along with the successful implementation of the business strategy. There is no assurance that additional equity or debt financing will be available on terms acceptable to RG management. If we are unable to obtain additional capital or successfully implement our business strategy, this will have a significant impact on our ability to continue as a going concern.

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

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of June 30, 2005.

We have included $231,140 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of June 30, 2005. Of this liability, $178,449 is for RGA and we are in the process of structuring an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of

PBS, the Company assumed PBS's $52,691 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest. However, such amounts are subject to potential federal tax liens. Additionally, the Company structured a payment plan for the remaining balance.

On July 28, 2005, the Company paid the IRS $100,000 of unpaid Federal payroll taxes and employee withholdings in the account classified withholding taxes payable as of June 30, 2005.

ITEM 2. CHANGES IN SECURITIES

ISSUANCES OF COMMON STOCK

On February 9, 2005, the Company issued 4,167 shares of common stock at $0.60 per share in conversion of a note payable to a non-related party. The share price of $0.60 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

In March 2005, the Company issued 72,500 shares of common stock in exchange for rent payments owed an unrelated third party at $0.60 a share, and accrued expenses on the Company's books were reduced $43,500. The share price of $0.60 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

On March 15, 2005, the Company issued 26,670 shares of RG's common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the grant date based upon the price of common stock sold in a previous private placement offering (2004 transaction).

On March 16, 2005, the 55,556 shares of RG's common stock shares at $2.10 per share held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment of $116,669.

On March 25, 2005, the 45,455 shares of RG's common stock shares for the purchase of an insurance book of business at $0.66 per share. This transaction was recorded as an addition of $30,000 to other non current assets. The share price of $0.66 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

In June 2005, the Company issued 172,000 shares of common stock in exchange for sales commissions owed an employee at approximately $0.23 a share, and accrued expenses on the Company's books were reduced $40,333. The share price of $0.23 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In June 2005, the Company issued 38,095 shares of common stock in exchange for expense reimbursements owed a former officer at $0.21 a share, and accrued expenses on the Company's books were reduced $8,000. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In June 2005, the Company issued 70,000 shares of common stock in exchange for consulting services owed a third party at approximately $0.18 a share, and accounts payable on the Company's books were reduced $12,500. The share price of $0.18 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In June 2005, the Company issued 3,200 shares of common stock in exchange for consulting services owed a third party at $0.60 a share, and accounts payable on the Company's books were reduced $1,920. The share price of $0.60 was utilized based upon negotiations over several months between the consultant and the Company.

June 2005, the Company issued 47,842 shares of common stock in exchange for expense reimbursements owed an officer at $0.21 a share, and accounts payable on the Company's books were reduced $10,047. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed.

COMMON STOCK SUBSCRIBED

In January, February, and March 2005, 337,502 shares of common stock were issued from previously recorded Common Stock subscribed.

In June 2005, the Company subscribed 95,238 shares of common stock in exchange for consulting services owed two officers at $0.21 a share, and accrued expenses on the Company's books were reduced $20,000. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed.

COMMON STOCK WARRANTS

In March 2005, the Company granted warrants to purchase 66,667 shares of our common stock at an exercise price of $0.63 per share, to an unrelated third party. The warrants were issued in exchange for financial advisor services from Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke assisted with the issuance of $400,000 of senior subordinated convertible debentures for the Company. The share price of $0.63 was utilized based upon the terms described in the Financial Advisory Agreement between the Company and Spencer Clarke. Specifically, the $0.63 per share was determined at 105% of common stock that would be issued upon conversion of the subordinated convertible debentures at $0.60 per share. The $0.60 per share was based upon the price of common stock sold in a recent private placement offering.

The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black - Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $27,357 and recorded this amount to interest expense and additional paid in capital.

In the event holders of the senior subordinated convertible debentures elect their option to convert such debt to common stock, they will be issued common stock warrants equal to 105% of the common stock issued upon conversion at an exercise price of $0.60 per warrant. Based upon the issuance of $400,000 of senior subordinated convertible debentures, if all $400,000 was converted, the Company would issue 700,000 warrants to the senior subordinated convertible debenture holders and the Company would evaluate the warrant issuance in accordance with FAS 123 utilizing the Black - Scholes method to determine valuation.

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waives any and all defaults without further recourse until the amended maturity date of October 31, 2005 is reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company shall issue warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder will receive a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company will issue 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

STOCK OPTIONS

From January thru March 2005, 233,333 employee stock options were granted to three employees at a strike price of $0.30 per share and 833,334 stock options were granted to two consultants at a strike price of $0.50 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering. The stock options to the consultants at $0.50 per share was based upon a previous private placement offering and adjusted higher to reflect a premium of 67% in exchange for immediate vesting of the stock options. In addition, in February 2005, 833,334 employee stock options were cancelled for two employees at a strike price of $0.30 per share.
From April thru June 2005, 426,667 employee stock options were granted to three employees at a strike price of $0.30 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering. In addition, in June 2005, 416,664 employee stock options were cancelled for a former officer at a strike price of $0.30 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waives any and all defaults without further recourse until the amended maturity date of October 31, 2005 is reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company shall issue warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder will receive a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company will issue 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

Currently the Company's Chief Financial Officer and Corporate Controller are consultants and not employees of the Company. It is anticipated as the Company successfully implements its business strategy in the near future, a full time Chief Financial Officer and Corporate Controller will be hired by the Company. However, the Company believes the financial services provided by the Chief Financial Officer and Corporate Controller meet its requirements at this point in time.

On August 3, 2005, Andy England resigned his position as Chief Technology Officer of the Company. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

In August 2005, the Company received correspondence from the SEC. The correspondence related to SEC Staff comments, in the ordinary course of business, regarding the Company's Form 10-KSB for the year ended December 31, 2004 and the Company's Form 10-QSB for the three months ended March 31, 2005. The Company anticipates it will reply to the SEC comments before the end of August 2005.

ITEM 6. EXHIBITS

(a)   Exhibits

------------------------------------------------------------------------------------------------
Exhibit  Title                                                                  Location
------------------------------------------------------------------------------------------------
4.1      2004 Omnibus Stock Option Plan                                         Attached
------------------------------------------------------------------------------------------------
4.2      Form of Private Placement Offering dated December 10, 2004             Attached
------------------------------------------------------------------------------------------------
4.3      Form of Senior Subordinated Convertible Debenture                      Attached
------------------------------------------------------------------------------------------------
4.4      Form of Subscription Agreement                                         Attached
------------------------------------------------------------------------------------------------
10.1     Consulting Agreement dated February 1, 2005 between Bruce A. Hall and
         the Company                                                            Attached
------------------------------------------------------------------------------------------------
10.2     Consulting Agreement dated February 1, 2005 between John N. Brobjorg
         and the Company                                                        Attached
------------------------------------------------------------------------------------------------
10.3     Consulting Agreement dated January 1, 2005 between  Schooner Realty,
         Inc and the Company                                                    Attached
------------------------------------------------------------------------------------------------
10.4     Employment Agreement dated March 1, 2005 between Frank Dahlberg and
         the Company                                                            Attached
------------------------------------------------------------------------------------------------
10.5     Employment Agreement dated October 19, 2004 between James Rea and the
         Company                                                                Attached
------------------------------------------------------------------------------------------------
10.6     Employment Agreement dated October 19, 2004 between John E. Rea and
         the Company                                                            Attached
------------------------------------------------------------------------------------------------
10.7     Employment Agreement dated December 1, 2004 between Kevin Dahlberg
         and the Company                                                        Attached
------------------------------------------------------------------------------------------------
10.8     Consulting Agreement dated April 1, 2005 between Richard Nelson and
         the Company                                                            Attached
------------------------------------------------------------------------------------------------
10.9     Financial Advisory Agreement dated February 1, 2005 between Spencer
         Clarke LLC and the Company                                             Attached
------------------------------------------------------------------------------------------------
31.1     Certification by Principal Executive Officer                           Attached
------------------------------------------------------------------------------------------------
31.2     Certification of Principal Financial Officer                           Attached
------------------------------------------------------------------------------------------------
32       Certifications of Principal Executive and Financial Officer Pursuant
         to 906                                                                  Attached
------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of RG America, Inc., in the capacities and on the dates indicated.


NAME AND SIGNATURE             TITLE                             DATE
----------------------------   ---------------------------       ---------------




/s/ John E. Rea                Principal Executive Officer       August 24, 2005
----------------------------
John E. Rea


/s/ Bruce A. Hall              Principal Financial Officer       August 24, 2005
----------------------------
Bruce A. Hall