Form 10QSB
period 2005-09-30
RG America, Inc.
filed 2005-11-22
CIK 1088401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                 1507 Capital Avenue, Suite 101, Plano, TX 75074
               (Address of principal executive offices)(Zip Code)

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

Yes |X| No | |

The number of shares outstanding of the Company's common stock outstanding on November 18, 2005: 26,372,195.

                                RG AMERICA, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                      Page
PART I - FINANCIAL INFORMATION.................................................1

Item 1. Consolidated Financial Statements (Unaudited)..........................2

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations ..........................................18

Item 3. Evaluation of Disclosure Controls and Procedures......................30

PART II - OTHER INFORMATION...................................................30

Item 1.  Legal Proceedings....................................................30

Item 2. Changes in Securities.................................................30

Item 3. Defaults Upon Senior Securities.......................................34

Item 4. Submission of Matters to a Vote of Securities Holders.................34

Item 5. Other Information.....................................................34

Item 6. Exhibits..............................................................35

SIGNATURES....................................................................36

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Filed herewith are the following unaudited financial statements:

Consolidated Balance Sheet (Unaudited) at September 30, 2005

Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements (Unaudited)

           RG AMERICA, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEET
                      (Unaudited)

ASSETS
                                                                   September 30,
                                                                       2005
                                                                 ---------------
Current assets:

Cash and cash equivalents                                        $       255,505

Investment in certificate of deposit                                     279,728
Contracts receivable, net of allowance
for doubtful accounts of $283,404                                      3,909,768

Unbilled revenue                                                       1,608,321

Prepaid expenses                                                          56,567

Other receivables                                                        108,856
                                                                 ---------------
Total current assets
                                                                       6,218,745

Property and equipment, net of

   accumulated depreciation of $117,035                                  606,738

Other non-current assets                                                  35,000
                                                                 ---------------


Total assets                                                     $     6,860,483
                                                                 ===============


The accompanying notes are an integral part of the consolidated financial statements.

                                RG AMERICA, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET (continued)
                                           (Unaudited)


                               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
                                                                 September 30,
                                                                       2005
                                                                 ---------------
Current liabilities:
Accounts payable, trade                                                3,133,877
Accrued expenses                                                       1,979,749
Withholding taxes payable                                                113,928
Deferred revenue                                                         625,893
Bank line of credit                                                      279,582
Notes payable - related party                                             33,029
Notes payable                                                            266,530
                                                                 ---------------
Total current liabilities                                              6,432,588


Long-term debt - related party                                             4,078
                                                                 ---------------
Total liabilities                                                      6,436,666


Commitments and contingencies                                                 --

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock, $.001 par value, 35,000,000 shares

authorized, none issued and outstanding                                       --
Common stock, $.001 par value, 300,000,000 shares
authorized, 20,712,552 issued and outstanding                             20,712
Common stock subscribed, 7,932,953 shares                               (267,966)
Additional paid in capital                                             7,062,965
Common stock warrants                                                    455,099

Accumulated deficit                                                   (6,778,756)
                                                                 ---------------
                                                                         492,054

Less: Deferred stock compensation                                        (68,237)
                                                                 ---------------

Total stockholders' equity                                               423,817
                                                                 ---------------

Total liabilities and stockholders' equity                       $     6,860,483
                                                                 ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                 RG AMERICA, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                                    Three Months Ended                    Nine Months Ended
                                                                      September 30,                         September 30,
                                                           --------------------------------        --------------------------------
                                                               2005                 2004               2005                2004
                                                           ------------        ------------        ------------        ------------

Revenues                                                   $  5,295,053        $    476,689        $ 10,314,571        $  1,762,766

Cost of revenues                                              3,435,377             262,150           6,281,345           1,340,848
                                                           ------------        ------------        ------------        ------------
Gross profit                                                  1,859,676             214,539             421,918
                                                                                                                          4,033,226

Operating expenses:
Selling, general and administrative                             398,854             144,912             986,516             401,841
Compensation, payroll taxes and benefits                        801,718             388,244           1,556,507           1,107,238
Stock compensation                                                5,243             280,668             320,081             448,404
Consulting and contract labor                                   184,098              81,262             305,877             284,803
Professional                                                     64,931              15,892             196,236             247,974
Recovery of impairment                                               --                  --            (116,669)                 --
Write-off of leasehold improvements                             123,230                  --             123,230                  --
Rent                                                             79,773              44,240             232,112             121,941
Depreciation                                                     31,188              17,024              71,631              36,208
                                                           ------------        ------------        ------------        ------------
Total operating expenses                                      1,689,035             972,242           3,675,521           2,648,409
                                                           ------------        ------------        ------------        ------------


Income (loss) from operations                                   170,641            (757,703)            357,705          (2,226,491)

Other income (expense):

Other income (expense), net                                          --                  --               2,096              68,147
Interest and financing cost, net                                (54,617)            (15,901)           (186,006)            (26,759)
                                                           ------------        ------------        ------------        ------------
Total other income (expense)
                                                                (54,617)            (15,901)           (183,910)             41,388
                                                           ------------        ------------        ------------        ------------

Net income (loss)                                          $    116,024        $   (773,604)       $    173,795        $ (2,185,103)
                                                           ============        ============        ============        ============

Net income (loss) per share - basic                        $       0.00        $      (0.03)       $       0.01        $      (0.14)
                                                           ============        ============        ============        ============
Net income (loss) per share - diluted                      $       0.00        $      (0.03)       $       0.01        $      (0.14)
                                                           ============        ============        ============        ============


The accompanying notes are an integral part of the consolidated financial statements.

                        RG AMERICA, INC. AND SUBSIDIARIES

s                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                       -----------------------------
                                                           2005              2004
                                                       -----------       -----------
Operating Activities:

Net income (loss)                                      $   173,795       $(2,185,103)
Adjustments to reconcile net income (loss) to
net cash (used in)
operating activities:

   Depreciation                                             71,631            36,208


   Leasehold improvement write-off                         123,230

   Provision for doubtful accounts                         112,026           (20,051)

   Amortization of deferred compensation                     3,663                --

   Stock options issued for consulting services            309,351                --

   Stock issued for professional services                    4,230           407,404

   Stock issued for employee compensation                       --            21,000

   Stock issued for directors' fees                             --            20,000

   Stock cancelled related to acquisition                 (116,669)               --

   Stock warrant issued for debt services                   34,399                --
   Changes in operating assets and liabilities:

      Contracts receivable                              (2,212,016)           62,237

      Unbilled revenue and deferred revenue, net          (868,966)          375,959

      Prepaid expenses                                     (54,398)           18,228

      Other receivables                                    (72,272)            5,784


      Note receivable - related party                           --              (116)

      Bank overdraft                                            --            (8,030)

      Accounts payable - trade                           1,369,053           345,450

      Accrued expenses                                     702,535           357,208

      Withholding taxes payable                           (155,766)           28,850
                                                       -----------       -----------
                                                       -----------       -----------
Net cash used in operating activities
                                                          (576,174)         (534,972)

Investing Activities:

Investment in certificate of deposit                      (279,728)               --

Acquisition purchase price adjustment                           --          (404,860)

Purchases of property and equipment                       (525,985)          (60,481)
                                                       -----------       -----------
Net cash used in investing activities
                                                          (805,713)         (465,341)

Financing Activities:

Repayments of notes payable - related party                (15,170)         (156,216)

Repayments of notes payable                                 (5,000)               --

Repayments of bank line of credit                         (195,015)         (130,000)

Proceeds from sale of common stock                       1,014,650           967,076

Proceeds from issuance of notes payable                     17,000           211,356
Proceeds from issuance of notes payable -
related party                                                   --            90,305
Proceeds from issuance of convertible debenture
notes                                                      400,000                --

Proceeds from bank line of credit                          309,582                --

Advances from stockholders                                      --             9,702
                                                       -----------       -----------
Net cash provided by financing activities
                                                         1,526,047           992,223

Net (decrease) increase in cash and cash
equivalents                                                144,160            (8,090)

Cash and cash equivalents at beginning of period           111,345             8,090
                                                       -----------       -----------
Cash and cash equivalents at end of period             $   255,505       $        --
                                                       ===========       ===========

Cash paid during the year for interest                 $    83,016       $    23,949
                                                       ===========       ===========

Supplemental Disclosure of Non-Cash Transactions:
Stock issued for conversion of accounts payable        $    24,467       $   406,833

Stock issued for conversion of accrued expense             152,300                --
Note payable related party issued for conversion
of accrued expense                                          11,666                --
Note payable issued for purchase of property and
equipment                                                    5,000                --

Stock issued for conversion of notes payable                 2,500           590,396
Stock issued for purchase of property and
equipment                                                       --            29,000

Stock issued in exchange for other receivable                   --            48,023

Stock issued in exchange for note receivable                    --           268,900

Stock issued for acquisition                                    --         2,250,000
Stock issued in exchange for convertible
debentures                                                 400,000                --

Stock issued for other non current asset                    30,000                --

Net liabilities assumed in PBS acquisition                      --            36,278
Stock issued and held by transfer agent for
instruction                                                     --               500

Warrant issued for equity advisory services                290,700            30,000

The accompanying notes are an integral part of the consolidated financial statements

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


2.    GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has previously incurred net losses, which have resulted in a significant accumulated deficit at September 30, 2005. Although the Company had net income of $173,795 for the nine months ended September 30, 2005, we previously had a net loss of $2,185,103 for the nine months ended September 30, 2004. Additionally, at September 30, 2005, current liabilities exceeded current assets by $213,843, and we had an accumulated deficit of $6,778,756.

The ability of RG to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The time required for RG to become profitable is highly uncertain, and the Company gives no assurance that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of RG, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock.

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

3.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding or subscribed during the period. Diluted net income (loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock.


                                                                          Three Months Ended                 Nine Months Ended
                                                                              September 30,                    September 30,
                                                                     ------------------------------    ----------------------------
                                                                          2005            2004             2005             2004
                                                                     ------------    --------------    ------------    ------------
Net income (loss), as reported (numerator)                           $    116,024    $     (773,604)   $    173,795    $ (2,185,103)
                                                                     ============    ==============    ============    ============
Net income (loss),  for diluted earnings per share - income
available  to  shareholders  after  assumed  conversion  as
reported (numerator)
                                                                     $    128,123    $     (773,604)   $    204,872    $ (2,185,103)
                                                                     ============    ==============    ============    ============
Weighted  average  number  of  common  shares outstanding
(denominator) - basic                                                  25,026,928        23,358,186      24,693,771      15,446,455
                                                                     ------------    --------------    ------------    ------------
Effect of dilutive securities:
      Employee stock options                                            1,347,571                --       1,308,850              --
      Warrants                                                              5,211                --          38,580              --
      Convertible debentures                                              659,420                --         573,140              --
Weighted  average  number  of  common  shares outstanding
(denominator) - dilutive                                               27,039,130        23,358,186      26,614,341      15,446,455
                                                                     ------------    --------------    ------------    ------------

Net income (loss) per share - basic                                  $       0.00    $        (0.03)   $       0.01    $      (0.14)
                                                                     ============    ==============    ============    ============

Net income (loss) per share - diluted                                $       0.00    $        (0.03)   $       0.01    $      (0.14)
                                                                     ==============================================================

The number of outstanding employee stock options, warrants and any contingently issuable shares that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for these periods presented because of their impact was anti-dilutive for the periods presented are as follows: 2,933,332 for the three months ended September 30, 2005 and 2,141,111 for the nine months ended September 30, 2005. All potentially dilutive securities were excluded from the three and nine month periods ending September 30, 2004.

Reclassifications

Certain amounts in the three months and nine months ended September 30, 2004 financial statements have been reclassified to conform to the 2005 presentation.

Stock Based Compensation

The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock awards when awards are granted with exercise prices equal to or greater than the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services," for equity instruments granted to non-employees. SFAS 123, as amended, requires the disclosure of pro forma net income (loss) and net income (loss) per share as if the Company applied the fair value method.

If the computed fair values of all the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net income (loss) would have been:

                                                                For the three months             For the nine months
                                                                ended September 30,               ended September 30,
                                                           ----------------------------      ----------------------------
                                                              2005              2004             2005              2004
                                                           -----------      -----------      -----------      -----------
Net income (loss) from continuing                          $   116,024      $  (773,604)     $   173,795      $(2,185,103)
operations, as reported
Add stock-based employee compensation                            1,013           10,000            4,263           21,000
Expenses included in net income (loss)
Less total stock-based employee
compensation expense determined under the
fair value based method for all awards                         (30,807)         (82,163)         (93,580)        (206,395)
                                                           -----------      -----------      -----------      -----------
Pro forma net income (loss)                                $    86,230      $  (845,767)     $    84,478      $(2,370,498)
                                                           -----------      -----------      -----------      -----------

Earnings (loss) per share:

Basic - as reported                                        $      0.00      $     (0.03)     $      0.01       $   (0.14)
Diluted - as reported                                      $      0.00      $     (0.03)     $      0.01       $   (0.14)
Basic - pro forma                                          $      0.00      $     (0.04)     $      0.00       $   (0.15)
Diluted - pro forma                                        $      0.00      $     (0.03)     $      0.01       $   (0.14)

4.    CONTRACTS

A)    CONSTRUCTION CONTRACTS

Construction contracts receivable were comprised of the following at September 30, 2005:

Contract receivables billed:
Completed contracts                                             $     1,349,280
Contracts in progress                                                 2,729,899
Retainage                                                               113,993
Less: Allowance for doubtful accounts                                  (283,404)
                                                                ---------------
                                                                $     3,909,768

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized.

Balances at September 30, 2005 were comprised of the following:

Costs incurred on uncompleted contracts                         $     2,905,921
Estimated earnings                                                    1,482,776
                                                                ---------------
                                                                      4,388,697
Less: Billings to date                                               (3,396,455)
                                                                ---------------
                                                                $       992,242

Balance sheet presentation:
Unbilled revenue                                                $     1,608,321
Deferred revenue                                                       (616,079)
                                                                ---------------
                                                                $       992,242

B)   INSURANCE CONTRACTS

Balance sheet presentation:                                     $            --
Unbilled                                                                 (9,814)
                                                                ---------------
Deferred revenue                                                $        (9,814)
                                                             s   ===============

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized for both construction and insurance contracts.


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

On December 16, 2004, the Company determined that as a result of a material impairment of PBS, the Company would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation has been significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 was impaired and the Company recorded this amount as Impairment of Goodwill in the Consolidated Financial Statements as of December 31, 2004. Additionally, PBS net book assets of $144,661 have been written off and charged to Impairment of Subsidiary in the Statement of Operations for the year ended December 31, 2004.

On March 16, 2005, the 55,556 shares of RG's common stock shares at $2.10 per share held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005 as reflected in the statement of operations.

6.    DEBT

SHORT-TERM DEBT

Short-term debt at September 30, 2005 consisted of the following:

On March 1, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $50,000 and $47,676 was initially received by the Company against the facility. On March 31, 2005, RG made a principal payment of $30,000 reducing the outstanding balance of the facility to $17,676 as of March 31, 2005. On June 17, 2005, the Company replaced this revolving line of credit facility with a new one in the amount of $140,000. In June 2005, the Company received $139,582 against this revolving line of credit facility. The revolving line of credit facility is fully secured by a $139,728 certificate of deposit. The outstanding balance of this revolving line of credit facility is $139,582 at September 30, 2005.

On May 17, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $40,000 and $40,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility is $40,000 at September 30, 2005. The revolving line of credit facility is fully secured by a $40,000 certificate of deposit.

On July 28, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $100,000 and $100,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility is $100,000 at September 30, 2005. The revolving line of credit facility is fully secured by a $100,000 certificate of deposit.

Notes payable - Related Party

In October 2003, we executed a $75,000 unsecured promissory note, of which $24,792 was outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. On January 31, 2005, RGA made a $12,500 principal payment on this note. In addition, $11,667 was reclassed from this officer's accrued payroll and added to this note, leaving an outstanding balance of $23,959 as of September 30, 2005 (See Related Party Transactions - Note 9).

In October 2003, the Company executed a $15,000 unsecured promissory note, of which $3,120 was the short- term portion outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. From January through March of 2005, RGA made principal payments of $1,009 on this note and $979 was reclassed from the long-term portion, as a result, the outstanding principal balance was $3,090 as of March 31, 2005. From April through June of 2005, RGA made principal payments of $1,022 on this note and $2,010 was reclassed from the long-term portion, as a result, the outstanding principal balance was $4,079 as of June 30, 2005. From July through September of 2005, RGA made principal payments of $640 on this note and $632 was reclassed from the long-term portion, as a result, the outstanding principal balance was $4,070 as of September 30, 2005 (See Related Party Transactions Note 9).

In July 2004, we executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at September 30, 2005. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand.

Notes payable

In September 2003, the Company received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. The Company is accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available. As of December 31, 2004, the principal outstanding balance was $75,000. On March 11, 2005, RG made a $5,000 payment on this note. In addition, construction related work of $23,269 was done at the unrelated third party's home and was credited as a payment to this note, resulting in a $46,731 outstanding principal balance as of March 31, 2005. In June 2005, $1,100 was reclassed from accounts payable to this note payable resulting in a $47,831 outstanding balance as of September 30, 2005.

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

On February 9, 2005, $2,500 of this loan converted into 4,167 shares of the Company's stock. The outstanding principal balance of this note was $182,600 as of September 30, 2005.

On February 5, 2005, the Company had received $7,000 of proceeds and on February 26, 2005 the Company had received $10,000 of proceeds in the form of a loan from an unrelated third party. This loan is a non-interest bearing note and does not have a defined repayment date. The outstanding principal balance of this note was $17,000 as of September 30, 2005.

On August 9, 2005, the Company had received $5,000 of property and equipment from an unrelated third party and in the form of a 10% per annum interest bearing note and is due January 2006. The outstanding principal balance of this note was $5,000 as of September 30, 2005.


Convertible Debenture Note

In February 2005, the Company signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as the Company's financial advisor for up to $1,000,000 of senior subordinated convertible debentures. From January through March 2005, we issued $400,000 of senior subordinated convertible debentures and received $323,000 of cash proceeds, net of $77,000 of expenses. The Company had used the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. The debentures were due and payable on July 31, 2005.

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

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waived any and all defaults without further recourse until the amended maturity date of October 31, 2005 was reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company issued warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder received a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company issued 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

In September 2005, the Company's $400,000 of Convertible Debenture Notes converted into 888,896 shares of the Company's common stock at a price of $0.45 per share. In addition, the Convertible Debenture Note related accrued interest of $30,386 converted into 67,525 shares of the Company's common stock at a price of $0.45 per share.

LONG-TERM DEBT

Long-term Debt - Related Party

In October 2003, the Company executed a $15,000 unsecured promissory note, of which $10,818 was outstanding at December 31, 2004 and $7,699 was recorded as long-term debt. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. In March 2005, $979 was reclassed from long-term debt to short-term debt. In June 2005, $2,010 was reclassed from long-term debt to short-term debt. In September 2005, $632 was reclassed from long-term debt to short-term debt (See Related Party Transactions Note 9).

7.    STOCKHOLDERS' EQUITY

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

On March 15, 2005, the Company issued 26,670 shares of RG's common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the grant date based upon the price of common stock sold in a previous private placement offering (2004 transaction that correlates to the first private placement).

On March 16, 2005, the 55,556 shares of RG's common stock shares at $2.10 per share (post-split) held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment of $116,669.

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

In June 2005, the Company issued 47,842 shares of common stock in exchange for expense reimbursements owed an officer at $0.21 a share, and accounts payable on the Company's books were reduced $10,047. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed. In August 2005, the Company issued 7,050 shares of common stock in exchange for consulting services owed a third party at $0.60 a share, and accounts payable on the Company's books were reduced $4,230. The share price of $0.60 was utilized based upon negotiations between the consultant and the Company.

In August 2005, the Company issued 48,000 shares of common stock in exchange for salary owed an employee at $0.21 a share, and accrued salaries on the Company's books were reduced $10,080. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In July, August, and September 2005, 98,571 shares of common stock were issued from previously recorded Common Stock subscribed.


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

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed. In September 2005, the Company's $400,000 of Convertible Debenture Notes converted into 888,896 shares of the Company's common stock at a price of $0.45 per share. In addition, the Convertible Debenture Note related accrued interest of $30,386 converted into 67,525 shares of the Company's common stock at a price of $0.45 per share. The share price of $0.45 was utilized as a negotiated discount to the fair market value based upon the closing price of common stock on the grant date.

In September 2005, the Company subscribed 2,655,556 shares of common stock at the price of $0.45 per share raising $1,195,000. The Company paid two third parties at total of $180,350 out of the stock issuance proceeds for equity consulting services and this cost was recorded as a reduction of additional paid in capital. In addition to this cash payment, the Company issued 26,556 shares of company stock priced at $0.45 per share valued at $11,950 to a third party and the cost was recorded as a reduction of additional paid in capital. Finally, the Company issued a three year warrant to a third party to purchase 252,910 shares of the Company's common stock at an exercise price of $0.4725 per share. The Black Scholes valuation of this warrant is $80,781 and was recorded as a reduction of additional paid in capital. The share price of $0.4725 was utilized as a negotiated discount to the fair market value based upon the closing price of common stock on the grant date.

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

The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $27,357 and recorded this amount to interest expense and additional paid in capital.

In the event holders of the senior subordinated convertible debentures elect their option to convert such debt to common stock, they will be issued common stock warrants equal to 105% of the common stock issued upon conversion at an exercise price of $0.60 per warrant. Based upon the issuance of $400,000 of senior subordinated convertible debentures, if all $400,000 was converted, the Company would issue 700,000 warrants to the senior subordinated convertible debenture holders and the Company would evaluate the warrant issuance in accordance with FAS 123 utilizing the Black Scholes method to determine valuation.

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waived any and all defaults without further recourse until the amended maturity date of October 31, 2005 was reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company issued warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder received a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company issued 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

In September 2005, the Company modified an existing warrant issued to a Spencer Clarke related to the issuance of the Company's senior subordinated convertible debentures based upon the terms described in the Financial Advisory Agreement between the Company and Spencer Clarke. The modification included increasing the number of common stock shares to be purchased from 66,666 shares to 88,888 shares. In addition, the strike price decreased from $0.63 per share to $0.4725. The Company evaluated the warrant issuance modification in accordance with FAS 123 and utilized the Black Scholes method to determine modification valuation. As a result of its evaluation, the Company determined that the warrant modification valuation was $1,035 and recorded this amount to interest expense and common stock warrants.

Related to September 2005 equity consulting, the Company issued a three year warrant to a third party to purchase 252,910 shares of the Company's common stock at an exercise price of $0.4725 per share. The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $80,781 and recorded this amount to additional paid in capital and common stock warrants. The $0.4725 per share was based upon the 105% of the price of common stock sold in a recent private placement offering.

The Company issued a three year warrant to the Company's Convertible Debenture Note holders to purchase 700,000 shares of the Company's common stock at an exercise price of $0.63 per share. The warrant issuance was triggered by the September 2005 conversion of the Company's Convertible Debenture Notes into the Company's common stock per the original Convertible Debenture Note agreements. The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $209,919 and recorded this amount to additional paid in capital and common stock warrants. The $0.63 per share was based upon the 105% of the price of common stock sold in a recent private placement offering at the time the Company's Convertible Debenture Notes were issued.

Stock Options

From January thru March 2005, 233,333 employee stock options were granted to three employees at a strike price of $0.30 per share and 833,334 stock options were granted to two consultants at a strike price of $0.50 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering. The stock options to the consultants at $0.50 per share was based upon a previous private placement offering and adjusted higher to reflect a premium of 67% in exchange for immediate vesting of the stock options. In addition, in February 2005, 833,334 employee stock options were cancelled for two employees at a strike price of $0.30 per share. From April thru June 2005, 426,667 employee stock options were granted to three employees at a strike price of $0.30 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering. In addition, in June 2005, 416,664 employee stock options were cancelled for a former officer at a strike price of $0.30 per share. In August 2005, 50,000 employee stock options were granted to one employee at a strike price of $0.30 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering.

8.    COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of September 30, 2005.

We have included $113,928 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of September 30, 2005. Of this liability, $58,649 is for RGA and the Company has structured an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS's $55,279 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest.

Through the Company's subsidiary, RGA, the Company leased their corporate headquarters under a short-term lease that expired in December 2003 and that was continued on a month-to-month basis at a monthly rental rate of $12,971 thru August 31, 2005. Effective September 1, 2005, the Company signed a 26 month lease and relocated the corporate headquarters to 1507 Capital Avenue #101, Plano, TX 75074. The premises consist of approximately 6,636 square feet of office and warehouse space. Base rent of $4,000 per month will start November 1, 2005, with a total of $96,000 paid over the life of the lease.

The Company is obligated under various employment agreements with members of executive management that provide for annual compensation and transportation allowances along with other general employee benefits. The agreements provide for employment at will and do not further obligate the Company when employment is terminated.

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

9.    RELATED PARTY TRANSACTIONS

In October 2003, the Company executed a $75,000 unsecured promissory note, of which $23,959 is outstanding at September 30, 2005. The promissory note is with an officer of RG, the interest rate is 10% per annum and the note is due on demand. In October 2003, the Company executed a $15,000 unsecured promissory note, of which $8,148 is outstanding at September 30, 2005. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007.

The Chairman of the Board earns $4,250 bi-weekly for consulting services. For January thru March 2005, $1,050 was paid resulting in a balance of $38,700 outstanding at March 31, 2005. For April thru June 2005, $29,250 was paid resulting in a balance of $39,200 outstanding at June 30, 2005. For July thru September 2005, 30,700 was paid resulting in a balance of $38,250 outstanding at September 30, 2005.

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

10.   SUBSEQUENT EVENTS

In August 2005, the Company received correspondence from the SEC. The correspondence related to SEC Staff comments, in the ordinary course of business, regarding the Company's Form 10-KSB for the year ended December 31, 2004 and the Company's Form 10-QSB for the three months ended March 31, 2005. The Company replied to the SEC comments before the end of August 2005. On October 13, 2005, the Company received correspondence from the SEC regarding our response made in August 2005. The Company plans to reply to this correspondence before the end of November 2005.

On October 12, 2005 (the "Transaction Date"), RG America, Inc., a Nevada corporation (the "Registrant"), acquired all of the common stock of Total Professional Restoration, Inc. ("Seller"). The aggregate purchase was $750,000.00 plus the balance of Registrant's outstanding debt to Seller. The terms included (1) purchase price of $750,000.00 paid by the issuance of one million eight Hundred Seventy Five Thousand (1,875,000) restricted shares of Registrant's $0.0001 par value Common Stock ("Common Stock"), based upon a share price of forty cents ($0.40) per share, that will vest ratably to seller over five year's of employment with RG, and (2) At Seller's sole option , the option to convert the outstanding debt owed by Registrant to Seller into restricted shares of Registrant's Common Stock based upon a share price of thirty cents ($0.30) per share. The option period is for ninety (90) days subsequent to the Transaction Date.

Additionally, on the Transaction Date, Registrant entered into an employment agreement with Mr. Jerod Yates, the previous sole owner of Seller. The acquisition and employment agreements are filed on Form 8-K.

Effective October 31, 2005, Registrant entered into a Security Agreement with Laurus Master Fund, Ltd. ("Laurus") for the sale by Registrant to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). In connection with the Minimum Borrowing Note and the Revolving Note, Registrant issued to Laurus a common stock purchase warrant ("Warrant") to purchase up to 2,962,963 shares of Registrants $0.001 par value per share common stock ("Common Stock") at $0.78 per share with a seven year term. Additionally, Registrant and Laurus entered into a registration rights agreement ("Registration Rights Agreement") covering the registration Common Stock underlying the Minimum Borrowing Note and the Warrant.

The Minimum Borrowing Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The Minimum Borrowing
Note is due together with any unpaid and accrued interest hereon, on October 31, 2008 (Maturity Date"). Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Minimum Borrowing Note and accrued interest into Common Stock at an exercise price of $0.71 per share. Additionally, Registrant has the option, but not the obligation, to prepay the Minimum Borrowing Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Minimum Borrowing Note plus accrued and unpaid interest. As a result of the Minimum Borrowing Note, Registrant obtained $878,000 of proceeds, net of $522,000 of expenses. Of the $522,000 of expenses, $300,000 was paid to Registrant's financial agent, Spencer Clarke, LLC for financial agent fees, $220,000 was paid to Laurus Capital Management, LLC for management, due-diligence and documentation fees, and $2,000 was paid to Loeb & Loeb LLP for escrow fees.

The Revolving Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The Revolving Note is due together with any unpaid and accrued interest hereon, on the Maturity Date. Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Revolving Note and accrued interest into Common Stock at an exercise price of $0.71 per share.

The Security Agreement includes among other things, a stock pledge agreement, a guaranty from Registrant and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The Security Agreement also includes a funding formula that determines a maximum amount of funds that Registrant can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula. Laurus elected the option to override the formula and advanced Registrant $250,000 on October 31, 2005. The advance has an interest rate of Prime plus five percent (5.0%) and is due and payable with accrued interest on May 1, 2006.

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


RECENT DEVELOPMENTS

In February 2005, we signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as the Company's financial advisor for up to $1,000,000 of senior subordinated convertible debentures. From January through March 2005, we issued $400,000 of senior subordinated convertible debentures and received $323,000 of cash proceeds, net of $77,000 of expenses. We have used the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. The debentures were due and payable on July 31, 2005.

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waived any and all defaults without further recourse until the amended maturity date of October 31, 2005 was reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company issued warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder received a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company issued 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

We have included $113,928 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of September 30, 2005. Of this liability, $58,649 is for RGA and the Company has structured an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS's $55,279 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest.

On August 3, 2005, Andy England resigned his position as Chief Technology Officer of the Company. There were no disagreements with the Company on any matter related to the Company's operations, policies or practices.

In August 2005, the Company received correspondence from the SEC. The correspondence related to SEC Staff comments, in the ordinary course of business, regarding the Company's Form 10-KSB for the year ended December 31, 2004 and the Company's Form 10-QSB for the three months ended March 31, 2005. The Company replied to the SEC comments before the end of August 2005. On October 13, 2005, the Company received correspondence from the SEC regarding our response made in August 2005. The Company plans to reply to this correspondence before the end of November 2005.

On October 12, 2005 (the "Transaction Date"), RG America, Inc., a Nevada corporation (the "Registrant"), acquired all of the common stock of Total Professional Restoration, Inc. ("Seller"). The aggregate purchase was $750,000.00 plus the balance of Registrant's outstanding debt to Seller. The terms included (1) purchase price of $750,000.00 paid by the issuance of one million eight Hundred Seventy Five Thousand (1,875,000) restricted shares of Registrant's $0.0001 par value Common Stock ("Common Stock"), based upon a share price of forty cents ($0.40) per share, that will vest ratably to seller over five year's of employment with RG, and (2) At Seller's sole option , the option to convert the outstanding debt owed by Registrant to Seller into restricted shares of Registrant's Common Stock based upon a share price of thirty cents ($0.30) per share. The option period is for ninety (90) days subsequent to the Transaction Date.

Additionally, on the Transaction Date, Registrant entered into an employment agreement with Mr. Jerod Yates, the previous sole owner of Seller. The acquisition and employment agreements are filed on Form 8-K.

Effective October 31, 2005, Registrant entered into a Security Agreement with Laurus Master Fund, Ltd. ("Laurus") for the sale by Registrant to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). In connection with the Minimum Borrowing Note and the Revolving Note, Registrant issued to Laurus a common stock purchase warrant ("Warrant") to purchase up to 2,962,963 shares of Registrants $0.001 par value per share common stock ("Common Stock") at $0.78 per share with a seven year term. Additionally, Registrant and Laurus entered into a registration rights agreement ("Registration Rights Agreement") covering the registration Common Stock underlying the Minimum Borrowing Note and the Warrant.

The Minimum Borrowing Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The Minimum Borrowing
Note is due together with any unpaid and accrued interest hereon, on October 31, 2008 (Maturity Date"). Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Minimum Borrowing Note and accrued interest into Common Stock at an exercise price of $0.71 per share. Additionally, Registrant has the option, but not the obligation, to prepay the Minimum Borrowing Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Minimum Borrowing Note plus accrued and unpaid interest. As a result of the Minimum Borrowing Note, Registrant obtained $878,000 of proceeds, net of $522,000 of expenses. Of the $522,000 of expenses, $300,000 was paid to Registrant's financial agent, Spencer Clarke, LLC for financial agent fees, $220,000 was paid to Laurus Capital Management, LLC for management, due-diligence and documentation fees, and $2,000 was paid to Loeb & Loeb LLP for escrow fees.

The Revolving Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The Revolving Note is due together with any unpaid and accrued interest hereon, on the Maturity Date. Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Revolving Note and accrued interest into Common Stock at an exercise price of $0.71 per share.

The Security Agreement includes among other things, a stock pledge agreement, a guaranty from Registrant and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The Security Agreement also includes a funding formula that determines a maximum amount of funds that Registrant can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula. Laurus elected the option to override the formula and advanced Registrant $250,000 on October 31, 2005. The advance has an interest rate of Prime plus five percent (5.0%) and is due and payable with accrued interest on May 1, 2006.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004


                        RG AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended                    Nine Months Ended
                                                                      September 30,                         September 30,
                                                           --------------------------------        --------------------------------
                                                               2005                 2004               2005                2004
                                                           ------------        ------------        ------------        ------------

Revenues                                                   $  5,295,053        $    476,689        $ 10,314,571        $  1,762,766

Cost of revenues                                              3,435,377             262,150           6,281,345           1,340,848
                                                           ------------        ------------        ------------        ------------
Gross profit                                                  1,859,676             214,539             421,918
                                                                                                                          4,033,226

Operating expenses:
Selling, general and administrative                             398,854             144,912             986,516             401,841
Compensation, payroll taxes and benefits                        801,718             388,244           1,556,507           1,107,238
Stock compensation                                                5,243             280,668             320,081             448,404
Consulting and contract labor                                   184,098              81,262             305,877             284,803
Professional                                                     64,931              15,892             196,236             247,974
Recovery of impairment                                               --                  --            (116,669)                 --
Write-off leasehold improvement                                 123,230                  --             123,230                  --
Rent                                                             79,773              44,240             232,112             121,941
Depreciation                                                     31,188              17,024              71,631              36,208
                                                           ------------        ------------        ------------        ------------
Total operating expenses                                      1,689,035             972,242           3,675,521           2,648,409
                                                           ------------        ------------        ------------        ------------


Income (loss) from operations                                   170,641            (757,703)            357,705          (2,226,491)

Other income (expense):

Other income (expense), net                                          --                  --               2,096              68,147
Interest and financing cost, net                                (54,617)            (15,901)           (186,006)            (26,759)
                                                           ------------        ------------        ------------        ------------
Total other income (expense)
                                                                (54,617)            (15,901)           (183,910)             41,388
                                                           ------------        ------------        ------------        ------------

Net income (loss)                                          $    116,024        $   (773,604)       $    173,795        $ (2,185,103)
                                                           ============        ============        ============        ============

Three Months Ended September 30, 2005

Revenue:
Operating revenue increased $4,818,364, or 1,011%, to $5,295,053 for the three months ended September 30, 2005, from $476,689 for the three months ended September 30, 2004. The increase was primarily the result of RGA's storm related construction work in Florida and Mississippi.

Cost of Sales:
Cost of sales increased $3,173,227, or 1,210%, to $3,435,377 for the three months ended September 30, 2005, from $262,150 for the three months ended September 30, 2004. The increase was primarily the result of RGA's storm related construction work in Florida and Mississippi.

Operating Expenses:
Operating expenses increased $716,793 or 74%, to $1,689,035 for the three months ended September 30, 2005 from $972,242 for the three months ended September 30, 2004. The increase was primarily the result of $253,942 of increased SGA, $413,474 of increased compensation, and $102,836 of increased consulting and contract labor as result of RGA's increased storm related construction work in Florida and Mississippi. In addition, the Company wrote off $123,230 of leasehold improvements related to the previous corporate headquarters offices. These increases were offset by $275,425 related to less use of outside consultants paid with Company stock.

Other Income (Expense):
Other expense increased $38,716, or 243% to $54,617 of expense for the three months ended September 30, 2005 from $15,901 of expense for the three months ended September 30, 2004. The increase was primarily the result of interest expense on debenture notes and $40,000 of placement fees.

Nine Months Ended September 30, 2005

Revenue:
Operating revenue increased $8,551,805, or 485%, to $10,314,571 for the nine months ended September 30, 2005, from $1,762,766 for the nine months ended September 30, 2004. The increase was primarily the result of RGA's storm related construction work in Florida and Mississippi.

Cost of Sales:
Cost of sales increased $4,940,497, or 368%, to $6,281,345 for the nine months ended September 30, 2005, from $1,340,848 for the nine months ended September 30, 2004. The increase was primarily the result of RGA's storm related construction work in Florida and Mississippi.

Operating Expenses:
Operating expenses increased $1,027,112, or 39%, to $3,675,521 for the nine months ended September 30, 2005 from $2,648,409 for the nine months ended September 30, 2004. The increase was primarily the result of $584,675 of increased SGA, $449,269 of increased compensation, and $110,171 of increased rent as result of RGA's increased storm related construction work in Florida and Mississippi. In addition, the Company wrote off $123,230 of leasehold improvements related to the previous corporate headquarters offices. These increases were offset by $128,323 related to less use of outside consultants paid with Company stock and offset by $116,669 of recovery of goodwill impairment.

Other Income (Expense):
Other income (expense) decreased $225,298, or 544% to $183,910 of expense for the nine months ended September 30, 2005 from $41,388 of income for the nine months ended September 30, 2004. The decrease is primarily the result of approximately $92,000 of placement fees, $28,000 of warrant value expense related to the issuance of convertible debenture notes, and interest expense on debenture notes.

Liquidity and Capital Resources

Cash and cash equivalents were $255,505 at September 30, 2005 as compared to $111,345 at December 31, 2004 and working capital deficit was $213,843 at September 30, 2005 as compared to $1,877,384 at December 31, 2004. The decrease in the working capital deficit is primarily due to the issuance of convertible debenture notes in the amount of $400,000, the issuance of common stock in the amount of $1,195,000 net of $180,350 in placement fees and increased cash flow from operations.

Operating Activities: Net cash used by operating activities was $576,174 for the nine months ended September 30, 2005 compared to $534,972 used in operating activities for the nine months ended September 30, 2004. The decrease in cash provided by operations resulted primarily from the Company's RGA's storm related construction work in Florida and Mississippi.

Investing Activities: Net cash used in investing activities was $805,713 for the nine months ended September 30, 2005 compared to $465,341 for the nine months ended September 30, 2004. The increase in cash used in investing activities was primarily result of an acquisition purchase price adjustment of $404,860 in the nine months ended September 30, 2004 offset by $279,728 certificate of deposit securing the company's revolving line of credit facility, and an increase of $525,985 for purchases of property and equipment related to the Company's construction business in the nine months ended September 30, 2005.

Financing Activities: Net cash provided by financing activities was $1,526,047 for the nine months ended September 30, 2005 compared to $992,223 for the nine months ended September 30, 2004. The increase of net cash provided by financing activities of $533,824 is primarily result of $400,000 proceeds from issuance of convertible debenture notes and the $309,582 proceeds from a bank line of credit in the nine months ended September 30, 2005 offset by a $156,216 repayment of notes payable related party in the nine months ended September 30, 2004.


SHORT-TERM DEBT

Short-term debt at September 30, 2005 consisted of the following:

On March 1, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $50,000 and $47,676 was initially received by the Company against the facility. On March 31, 2005, RG made a principal payment of $30,000 reducing the outstanding balance of the facility to $17,676 as of March 31, 2005. On June 17, 2005, the Company replaced this revolving line of credit facility with a new one in the amount of $140,000. In June 2005, the Company received $139,582 against this revolving line of credit facility. The revolving line of credit facility is fully secured by a $139,728 certificate of deposit. The outstanding balance of this revolving line of credit facility is $139,582 at September 30, 2005.

On May 17, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $40,000 and $40,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility is $40,000 at September 30, 2005. The revolving line of credit facility is fully secured by a $40,000 certificate of deposit.

On July 28, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $100,000 and $100,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility is $100,000 at September 30, 2005. The revolving line of credit facility is fully secured by a $100,000 certificate of deposit.

Notes payable - Related Party

In October 2003, we executed a $75,000 unsecured promissory note, of which $24,792 was outstanding at December 31, 2004. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. On January 31, 2005, RGA made a $12,500 principal payment on this note. In addition, $11,667 was reclassed from this officer's accrued payroll and added to this note, leaving an outstanding balance of $23,959 as of September 30, 2005.

In October 2003, the Company executed a $15,000 unsecured promissory note, of which $3,120 was the short- term portion outstanding at December 31, 2004. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. From January through March of 2005, RGA made principal payments of $1,009 on this note and $979 was reclassed from the long-term portion, as a result, the outstanding principal balance was $3,090 as of March 31, 2005. From April through June of 2005, RGA made principal payments of $1,022 on this note and $2,010 was reclassed from the long-term portion, as a result, the outstanding principal balance was $4,079 as of June 30, 2005. From July through September of 2005, RGA made principal payments of $640 on this note and $632 was reclassed from the long-term portion, as a result, the outstanding principal balance was $4,070 as of September 30, 2005.

In July 2004, we executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at September 30, 2005. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand.

Notes payable
In September 2003, the Company received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. The Company is accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available. As of December 31, 2004, the principal outstanding balance was $75,000. On March 11, 2005, RG made a $5,000 payment on this note. In addition, construction related work of $23,269 was done at the unrelated third party's home and was credited as a payment to this note, resulting in a $46,731 outstanding principal balance as of March 31, 2005. In June 2005, $1,100 was reclassed from accounts payable to this note payable resulting in a $47,831 outstanding balance as of September 30, 2005.

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

On February 5, 2005, the Company had received $7,000 of proceeds and on February 26, 2005 the Company had received $10,000 of proceeds in the form of a loan from an unrelated third party. This loan is a non-interest bearing note and does not have a defined repayment date. The outstanding principal balance of this note was $17,000 as of September 30, 2005.

On August 9, 2005, the Company had received $5,000 of property and equipment from an unrelated third party and in the form of a 10% per annum interest bearing note and is due January 2006. The outstanding principal balance of this note was $5,000 as of September 30, 2005.

Convertible Debenture Note

In February 2005, the Company signed a definitive agreement with Spencer Clarke LLC ("Spencer Clarke") in which Spencer Clarke was engaged as the Company's financial advisor for up to $1,000,000 of senior subordinated convertible debentures. From January through March 2005, we issued $400,000 of senior subordinated convertible debentures and received $323,000 of cash proceeds, net of $77,000 of expenses. The Company had used the proceeds of the debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives. The debentures were due and payable on July 31, 2005.

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

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waived any and all defaults without further recourse until the amended maturity date of October 31, 2005 was reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company issued warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder received a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company issued 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

In September 2005, the Company's $400,000 of Convertible Debenture Notes converted into 888,896 shares of the Company's common stock at a price of $0.45 per share. In addition, the Convertible Debenture Note related accrued interest of $30,386 converted into 67,525 shares of the Company's common stock at a price of $0.45 per share.


LONG-TERM DEBT

Long-term Debt - Related Party

In October 2003, the Company executed a $15,000 unsecured promissory note, of which $10,818 was outstanding at December 31, 2004 and $7,699 was recorded as long-term debt. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. In March 2005, $979 was reclassed from long-term debt to short-term debt. In June 2005, $2,010 was reclassed from long-term debt to short-term debt. In September 2005, $632 was reclassed from long-term debt to short-term debt.

STOCKHOLDERS' EQUITY

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

In June 2005, the Company issued 47,842 shares of common stock in exchange for expense reimbursements owed an officer at $0.21 a share, and accounts payable on the Company's books were reduced $10,047. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed. In August 2005, the Company issued 7,050 shares of common stock in exchange for consulting services owed a third party at $0.60 a share, and accounts payable on the Company's books were reduced $4,230. The share price of $0.60 was utilized based upon negotiations between the consultant and the Company.

In August 2005, the Company issued 48,000 shares of common stock in exchange for salary owed an employee at $0.21 a share, and accrued salaries on the Company's books were reduced $10,080. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In July, August, and September 2005, 98,571 shares of common stock were issued from previously recorded Common Stock subscribed.


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

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed. In September 2005, the Company's $400,000 of Convertible Debenture Notes converted into 888,896 shares of the Company's common stock at a price of $0.45 per share. In addition, the Convertible Debenture Note related accrued interest of $30,386 converted into 67,525 shares of the Company's common stock at a price of $0.45 per share. The share price of $0.45 was utilized as a negotiated discount to the fair market value based upon the closing price of common stock on the grant date.

In September 2005, the Company subscribed 2,655,556 shares of common stock at the price of $0.45 per share raising $1,195,000. The Company paid two third parties at total of $180,350 out of the stock issuance proceeds for equity consulting services and this cost was recorded as a reduction of additional paid in capital. In addition to this cash payment, the Company issued 26,556 shares of company stock priced at $0.45 per share valued at $11,950 to a third party and the cost was recorded as a reduction of additional paid in capital. Finally, the Company issued a three year warrant to a third party to purchase 252,910 shares of the Company's common stock at an exercise price of $0.4725 per share. The Black Scholes valuation of this warrant is $80,781 and was recorded as a reduction of additional paid in capital. The share price of $0.4725 was utilized as a negotiated discount to the fair market value based upon the closing price of common stock on the grant date.

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

The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $27,357 and recorded this amount to interest expense and additional paid in capital.

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

In September 2005, the Company modified an existing warrant issued to a Spencer Clarke related to the issuance of the Company's senior subordinated convertible debentures based upon the terms described in the Financial Advisory Agreement between the Company and Spencer Clarke. The modification included increasing the number of common stock shares to be purchased from 66,666 shares to 88,888 shares. In addition, the strike price decreased from $0.63 per share to $0.4725. The Company evaluated the warrant issuance modification in accordance with FAS 123 and utilized the Black - Scholes method to determine modification valuation. As a result of its evaluation, the Company determined that the warrant modification valuation was $1,035 and recorded this amount to interest expense and common stock warrants.

Related to September 2005 equity consulting, the Company issued a three year warrant to a third party to purchase 252,910 shares of the Company's common stock at an exercise price of $0.4725 per share. The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $80,781 and recorded this amount to additional paid in capital and common stock warrants. The $0.4725 per share was based upon the 105% of the price of common stock sold in a recent private placement offering.

The Company issued a three year warrant to the Company's Convertible Debenture Note holders to purchase 700,000 shares of the Company's common stock at an exercise price of $0.63 per share. The warrant issuance was triggered by the September 2005 conversion of the Company's Convertible Debenture Notes into the Company's common stock per the original Convertible Debenture Note agreements. The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $209,919 and recorded this amount to additional paid in capital and common stock warrants. The $0.63 per share was based upon the 105% of the price of common stock sold in a recent private placement offering at the time the Company's Convertible Debenture Notes were issued.

Stock Options

From January thru March 2005, 233,333 employee stock options were granted to three employees at a strike price of $0.30 per share and 833,334 stock options were granted to two consultants at a strike price of $0.50 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering. The stock options to the consultants at $0.50 per share was based upon a previous private placement offering and adjusted higher to reflect a premium of 67% in exchange for immediate vesting of the stock options. In addition, in February 2005, 833,334 employee stock options were cancelled for two employees at a strike price of $0.30 per share. From April thru June 2005, 426,667 employee stock options were granted to three employees at a strike price of $0.30 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering. In addition, in June 2005, 416,664 employee stock options were cancelled for a former officer at a strike price of $0.30 per share. In August 2005, 50,000 employee stock options were granted to one employee at a strike price of $0.30 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than commitments and contingencies as disclosed.

Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2005, our contractual obligations and commitments by type and period:

                                                                               Payments Due by Period
                                               -------------------------------------------------------------------------------------
                                                              Less than
Contractual Obligations                         Total           1 year           1-3 years          4-5 years         After 5 years
                                               --------        --------        ------------        -----------        --------------
Short-Term Debt:
Bank Line of Credit                            $279,582        $279,582        $         --        $        --        $           --
Corporate HQ Lease                               96,000          44,000              52,000
Notes Payable-Related Party                      33,029          33,029                  --                 --                    --
Notes Payable                                   266,530         266,530                  --                 --                    --
                                               --------        --------        ------------        -----------        --------------
                                                675,141         623,141              52,000
                                               ========        ========        ============        ===========        ==============
Long-Term Debt:
Notes Payable                                     4,078              --               4,078                 --                    --
                                               --------        --------        ------------        -----------        --------------
                                                  4,078              --               4,078                 --                    --
                                               ========        ========        ============        ===========        ==============

Total Debt                                     $679,219        $623,141        $     56,078        $        --        $           --
                                               ========        ========        ============        ===========        ==============


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

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of September 30, 2005.

We have included $113,928 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of September 30, 2005. Of this liability, $58,649 is for RGA and the Company has structured an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS's $55,279 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest.

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

In June 2005, the Company issued 47,842 shares of common stock in exchange for expense reimbursements owed an officer at $0.21 a share, and accounts payable on the Company's books were reduced $10,047. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed. In August 2005, the Company issued 7,050 shares of common stock in exchange for consulting services owed a third party at $0.60 a share, and accounts payable on the Company's books were reduced $4,230. The share price of $0.60 was utilized based upon negotiations between the consultant and the Company.

In August 2005, the Company issued 48,000 shares of common stock in exchange for salary owed an employee at $0.21 a share, and accrued salaries on the Company's books were reduced $10,080. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In July, August, and September 2005, 98,571 shares of common stock were issued from previously recorded Common Stock subscribed.


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

In April, May, and June 2005, 26,666 shares of common stock were issued from previously recorded Common Stock subscribed. In September 2005, the Company's $400,000 of Convertible Debenture Notes converted into 888,896 shares of the Company's common stock at a price of $0.45 per share. In addition, the Convertible Debenture Note related accrued interest of $30,386 converted into 67,525 shares of the Company's common stock at a price of $0.45 per share. The share price of $0.45 was utilized as a negotiated discount to the fair market value based upon the closing price of common stock on the grant date.

In September 2005, the Company subscribed 2,655,556 shares of common stock at the price of $0.45 per share raising $1,195,000. The Company paid two third parties at total of $180,350 out of the stock issuance proceeds for equity consulting services and this cost was recorded as a reduction of additional paid in capital. In addition to this cash payment, the Company issued 26,556 shares of company stock priced at $0.45 per share valued at $11,950 to a third party and the cost was recorded as a reduction of additional paid in capital. Finally, the Company issued a three year warrant to a third party to purchase 252,910 shares of the Company's common stock at an exercise price of $0.4725 per share. The Black Scholes valuation of this warrant is $80,781 and was recorded as a reduction of additional paid in capital. The share price of $0.4725 was utilized as a negotiated discount to the fair market value based upon the closing price of common stock on the grant date.

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

The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $27,357 and recorded this amount to interest expense and additional paid in capital.

In the event holders of the senior subordinated convertible debentures elect their option to convert such debt to common stock, they will be issued common stock warrants equal to 105% of the common stock issued upon conversion at an exercise price of $0.60 per warrant. Based upon the issuance of $400,000 of senior subordinated convertible debentures, if all $400,000 was converted, the Company would issue 700,000 warrants to the senior subordinated convertible debenture holders and the Company would evaluate the warrant issuance in accordance with FAS 123 utilizing the Black Scholes method to determine valuation.

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

In September 2005, the Company modified an existing warrant issued to a Spencer Clarke related to the issuance of the Company's senior subordinated convertible debentures based upon the terms described in the Financial Advisory Agreement between the Company and Spencer Clarke. The modification included increasing the number of common stock shares to be purchased from 66,666 shares to 88,888 shares. In addition, the strike price decreased from $0.63 per share to $0.4725. The Company evaluated the warrant issuance modification in accordance with FAS 123 and utilized the Black Scholes method to determine modification valuation. As a result of its evaluation, the Company determined that the warrant modification valuation was $1,035 and recorded this amount to interest expense and common stock warrants.

Related to September 2005 equity consulting, the Company issued a three year warrant to a third party to purchase 252,910 shares of the Company's common stock at an exercise price of $0.4725 per share. The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $80,781 and recorded this amount to additional paid in capital and common stock warrants. The $0.4725 per share was based upon the 105% of the price of common stock sold in a recent private placement offering.

The Company issued a three year warrant to the Company's Convertible Debenture Note holders to purchase 700,000 shares of the Company's common stock at an exercise price of $0.63 per share. The warrant issuance was triggered by the September 2005 conversion of the Company's Convertible Debenture Notes into the Company's common stock per the original Convertible Debenture Note agreements. The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $209,919 and recorded this amount to additional paid in capital and common stock warrants. The $0.63 per share was based upon the 105% of the price of common stock sold in a recent private placement offering at the time the Company's Convertible Debenture Notes were issued.

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

In August 2005, 50,000 employee stock options were granted to one employee at a strike price of $0.30 per share. The stock options to employees at $0.30 per share were based upon a previous private placement offering.

Item 3. Defaults Upon Senior Securities

Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waived any and all defaults without further recourse until the amended maturity date of October 31, 2005 was reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company issued warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder received a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company issued 40,000 warrants to Holder with the warrants expiring on July 30, 2008.

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

Item 6. Exhibits


(a)   Exhibits

Exhibit        Title                                                   Location
-------        -----------------------------------------------         --------
4.1            Form of Amended Senior Subordinated Convertible         Attached
               Debenture dated July 30, 2005
31.1           Certification by Principal Executive Officer            Attached
31.2           Certification of Principal Financial Officer            Attached
32             Certifications of Principal Executive and
               Financial Officer Pursuant to 906                       Attached

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of RG America, Inc., in the capacities and on the dates indicated.


NAME AND SIGNATURE              TITLE                       DATE

  /s/ John E. Rea         Principal Executive Officer       November 18, 2005
-----------------------
John E. Rea


  /s/ Bruce A. Hall       Principal Financial Officer       November 18, 2005
-----------------------
Bruce A. Hall