Form 10KSB
period 2005-12-31
RG America, Inc.
filed 2006-04-17
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   ----------

                                   FORM 10-KSB
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to _____________________

                         Commission File Number 0-26843

                                RG America, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Nevada                                                 75-2823489
          ------                                                 ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

1507 Capital Avenue, Suite 101, Plano, Texas                       75074
-----------------------------------------------              ------------------
  (Address of Principal Executive Offices)                      (Zip Code)

                                     (972) 919-4774
                   -----------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
     None                                            None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 Par Value Per Share
                    ----------------------------------------
                                (Title of Class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.                                     |_|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                        |_|

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes |_|  No [X]

      State issuer's revenues for its most recent fiscal year.  $ 20,624,443

      As of March 23, 2006, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $10,273,652 (14,889,351 shares at $0.69 per share, which was the last reported sales price of the Company's common stock on the Over the Counter Bulletin Board for such date). (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

      As of March 23, 2006, there were 26,457,637 shares of our common stock issued and outstanding. Additionally, there were 4,246,532 shares authorized for issuance but not yet issued as of March 23, 2006.

      Transitional Small Business Disclosure Format (check one):  Yes |_| No [X]

                                TABLE OF CONTENTS

PART I

Item 1.           Description of Business
Item 2.           Description of Property
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of
                    Equity Securities
Item 6.           Management's Discussion and Analysis or Plan of Operation
Item 7.           Financial Statements
Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.          Controls and Procedures
Item 8B.          Other Information

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act
Item 10.          Executive Compensation
Item 11.          Security Ownership of Certain Beneficial Owners and Management
                    and  Related Stockholder Matters
Item 12.          Certain Relationships and Related Transactions
Item 13.          Exhibits
Item 14.          Principal Accountant Fees and Services

SIGNATURES

EXHIBITS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains statements that plan for or anticipate the future, including without limitation statements under the captions "Description of Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation." These forward-looking statements include statements about our future business plans and strategies, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, objectives of management, and other such matters, as well as certain projections and business trends, and most other statements that are not historical in nature, that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the "SEC"). You can identify these forward-looking statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words. Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, without limitation, those described under "RISK FACTORS" beginning on page 15 of this Annual Report and those detailed from time to time in our filings with the SEC.

We have based the forward-looking statements relating to our operations on management's current expectations, estimates, and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

      o     Changes in general economic and business conditions affecting us;

      o Changes in the assumptions used in making forward-looking statements;

      o     Legal or policy developments that diminish our appeal;

      o     Changes in our business strategies;

      o     Our limited operating history;

      o     The degree and nature of our competition;

      o     Our ability to employ and retain qualified employees; and

      o The other factors referenced in this Annual Report, including without limitation, under the captions "Description of Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation."

These risks are not exhaustive. Other sections of this Annual Report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a competitive and changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or to the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements are made only as of the date of this Annual Report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

                                     PART I

Item 1. Description of Business.

                            OUR BUSINESS DEVELOPMENT

RG America, Inc. ("we," "us," "our" or "the Company"), a Nevada corporation formerly known as Invvision Capital, Inc., is a publicly-traded company (OTCBB:
RGMI.OB) that provides a broad array of fee-based services that address clients' risk management needs for their real estate assets. This is accomplished by addressing procedures and costs associated with the risk of a possible loss such as loss control activities and purchasing traditional insurance products. We also address the consequences of a loss after it has occurred by adjusting claims, restoring property and minimizing business interruption costs.

We were incorporated in May 1998 under the name "Asset Servicing Corporation." On July 10, 2000, we merged with ParkPass.com, Inc. and changed our name to "Omni ParkPass, Inc." On April 28, 2001, we acquired all of the outstanding shares of Invvision Capital, Inc., a Texas corporation, and changed our name to "Invvision Capital, Inc." In August 2002, after a series of sales of our active business lines, we became an inactive publicly-held corporation. From August 2002 through November 2003, we remained an inactive publicly-held corporation pursuing business ventures with a privately-held company in the commercial and industrial real estate business.

Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc. ("RGA 2003"), which holds the intellectual property rights to PropertySMART(R) and its wholly-owned subsidiaries: (a) RG Insurance Services, Inc. ("RGIS"), which is a general insurance agency; (b) RG Risk Management, Inc. ("RGRM"), which is engaged in the business of providing claims management services; (c) RG Restoration, Inc., also known as "The Restoration Group" ("TRG"), which is engaged in the business of performing commercial property insurance restoration services; and (d) Restoration Group America, Inc. ("RGAI"), which held employment contracts with Key Management. Restoration Group America 2003 holds the IP. Restoration Group America, Inc. holds the employees. All of the foregoing entities are Texas corporations, and RGIS, RGRM, TRG and RGAI are now our indirect wholly-owned subsidiaries.

We were a development stage company through December 31, 2003. As a result of the acquisition of RGA 2003, as discussed above, we became an operating entity as of January 1, 2004 and are no longer in the development stage.

In August 2004, our stockholders approved the change of our name from "Invvision Capital, Inc." to our current name, "RG America, Inc." Information about us can also be found on our website at www.rgamerica.com.

On August 10, 2004, we acquired all of the common stock of Practical Business Solutions 2000, Inc. ("PBS 2000"). The aggregate purchase price was $350,000, which payment consisted of 166,667 restricted shares of our common stock. The terms included (i) an agreement by the stockholders of PBS 2000 to escrow 55,555 shares of our common stock for a period of two years to satisfy certain potential indemnifiable claims; and (ii) an agreement granting piggyback registration rights for the resale of 5,850 of the purchase consideration shares.

On December 16, 2004, we determined that as a result of a material impairment of PBS 2000, we would wind down and close the PBS 2000 operation. As a result of the loss of the key employee as related to PBS 2000, its valuation was significantly impaired and the entire goodwill recorded from the acquisition of PBS 2000 in the amount of $401,033 was recorded as an Impairment of Goodwill in the Consolidated Statement of Operations for the year ended December 31, 2004. Additionally, PBS 2000's net book assets of $144,661 were written off and charged to Impairment of Subsidiary in the Consolidated Statement of Operations for the year ended December 31, 2004.

On March 16, 2005, 55,556 shares of our common stock held in escrow related to the acquisition of PBS 2000 were cancelled as a result of failed negotiations with previous owners. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005 as reflected in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

On October 12, 2005, RGA 2003 acquired all of the common stock of Total Professional Restoration, Inc. from Mr. Jerod Yates. The aggregate purchase price was $750,000 plus an option to Mr. Yates to convert our outstanding debt to Mr. Yates into restricted stock as described below. In addition to the $750,000 purchase price, which was paid by the issuance of 1,875,000 restricted shares of our common stock, based upon a price of $0.40 per share, which restricted shares will vest ratably to Mr. Yates over five years of employment with RGA 2003, we also granted to Mr. Yates, at his sole option, an option to convert our outstanding debt to the seller into restricted shares of our common stock based upon a price of $0.30 per share. The option period expired on January 10, 2006 without being exercised and we have paid this debt in cash. However, since the fair market value of our common stock was $0.45 per share as determined by recent private offerings of stock, we recorded the purchase price at $843,750. When recording this transaction, $843,750 was recorded as deferred compensation and will be amortized over Mr. Yates' five year employment agreement with RGA 2003. Also on October 12, 2005, in connection with the acquisition of Total Professional Restoration, Inc., we entered into an employment agreement with Mr. Yates.

For a description of certain recent developments to our business, please refer to "Item 6. Management's Discussion and Analysis or Plan of Operation - RECENT DEVELOPMENTS" beginning on page 23 of this Annual Report.

                                  OUR COMPANIES

Financial Services Division

RG Insurance Services, Inc ("RGIS").

      Retail-

      o RGIS is a Texas-based agency licensed to operate as a full lines general insurance agency.

      o RGIS is a multi-lines general agency licensed to write property, casualty and employee benefits coverage.

      o RGIS will serve as the lead retail agent for our PropertySMART(R) insurance program as described below.

      o RGIS will continue to grow both commercial and personal insurance business lines and non- PropertySMART(R) business lines, and expand existing relationships.

      Wholesale-

      o We are in the process of investigating other highly rated carriers to front our PropertySMART(R) program and to be the administrator and underwriter for PropertySMART(R).

RG Financial Services ("RGFS")

      o RGFS intends to market credit and financial products for owners, managers and tenants with a target market of approximately 38 million residential rental units in North America.

Insurance Restoration Services Division

RG Risk Management, Inc. ("RGRM")

      o RGRM provides claims management, inspection and underwriting services, administers our loss prevention program and supports our PropertySMART(R) program by performing all of these services for the client.

      o Our goal is to lower the incidence of loss and thereby lower premium rates upon renewal. We have created a comprehensive risk avoidance guide developed by our in-house professional, certified arson investigator with a Masters degree in fire safety.

RG Restoration, Inc., d/b/a The Restoration Group ("TRG")

      o TRG performs restoration, remediation, construction and construction management on all property types, but specializes in garden style multi-family and high rise condo and other commercial properties that have suffered an insured loss such as fire, flood, hurricane, wind or hail damage.

      o TRG chooses whether to perform work as the contractor on each project or as a construction manager, earning management fees. TRG will also manage all PropertySMART(R) losses.

      o TRG will work both for PropertySMART(R) policy holders as well as on losses outside the program.

      o TRG has focused primarily on hurricane insurance restoration in recent years and continues to work on restoration projects from hurricanes Katrina, Rita and Wilma.

RG Roofing, Inc. ("RGR")

      o RGR provides both full and emergency roofing restoration and re-construction of condo, multi-family, single family and commercial real estate properties that have suffered an insurance loss and are in need of repair or replacement.

      o RGR's roofing team has significant experience in all forms of roofing, from traditional composite shingle to metal, flat and high-rise roof structures.

      o RGRI also provides us with more flexibility to work on multiple stages of numerous restoration projects at the same time.

Additional Companies

The following subsidiaries support our primary business lines:

      o CTFD, Inc. - Rental of construction, site remediation and restoration equipment.

      o     CTFD Marine, Inc. - Ownership of a marine equipment.

      o     Urban Logic, Inc. - Non-operating entity.

      o RG Florida GC, Inc. - General contractor entity for Florida operations.

      o     RG Florida SC, Inc. - Subcontractor entity for Florida operations.

      o     Invvision Funding Inc. - Non-operating entity.

      o     RG Industries, Inc. - Non-operating entity.

      o     RG Roofing, Inc. - Roofing contractor

      o     Practical Business Solutions 2000, Inc. - Non-operating entity.

      o Restoration Group America, 2003, Inc. - holding company for Intellectual Property.

      o Restoration Group America, Inc. - holding company for employees, payroll, rents and overhead.

      o Total Professional Restoration, Inc. d/b/a Remediation Group - remediation contractor.

                                  OUR BUSINESS

We focus on two main lines of business: (1) insurance restoration services and
(2) financial services which are detailed below:

Insurance Restoration Services Division "Restoration Group"

Recovery

The recovery division's licensed insurance adjusters address our client's immediate questions and concerns about their insurance loss. Immediately after a loss, we begin assisting them by examining their policy to analyze any coverage questions and establish a professional line of communication with the insurance company's representative. Our in-house adjusters prepare an independent estimate and establish an agreed scope of the damage to present in the insurance claim package to the insurance company's adjuster in a familiar format, all in an effort to maximize our client's interests within the policy and settle the claim.

Remediation

The remediation division provides immediate response to handle all forms of fire, smoke and water restoration, from emergency clean up, demolition and board to-up water extraction, drying and dehumidification. As a licensed and authorized mold remediation company, our personnel are fully trained to provide the highest quality of service with the most advanced equipment. The team has project experience ranging from single, multi-family and high-rise condos to casinos and government buildings. With our mobile catastrophe equipment and teams, we can handle projects throughout the United States.

Reconstruction

The reconstruction division that involves selective demolition and complete reconstruction, to return the structure to it's pre-loss condition. It focuses on both interior and exterior re-construction of condo, multi-family, retail, commercial and industrial properties.

Roofing

The roofing division provides both full and emergency roofing restoration and re-build of condo, multi-family, single family and commercial real estate properties that have suffered an insurance loss and are in need of repair or replacement. Our roofing team has experience in all forms of roofing, from traditional single and multi-family shingle to metal, flat, and high rise structures.

Financial Services Division

Insurance Division

The insurance division multi-lines general agency, licensed to write property, casualty, and employee benefits coverage with a specific focus in the proprietary PropertySMART(R) program, a property and casualty insurance solution for the multi-family housing and commercial property industries. This innovative insurance product saves the policy holder money, reduces loss exposure for the carrier, and provides a higher level of service to all parties.

Risk Management

A full-service risk management division designed primarily for the multi-family housing and commercial property industries. Additionally, the Company provides the sales and marketing of selected financial services (including
PropertySMART(R)), targeted at the multi-family housing and commercial real estate industries and their tenants.

All our businesses are built upon superior service and customer value generation. We believe these provide synergies for our clients and provide us with a diversified stream of recurring revenue. Our corporate objective is to ensure that each business compliments and reinforces the other divisions. Marketing efforts for each of the divisions are both closely coordinated and complementary, sharing certain key elements.

The Market

Below are a few basic facts and figures about the industries in which we do business:

      o Overall construction, put in place in 2005, exceeded $1.1 trillion in the U.S., nearly 9% of the GDP, up from $1 trillion in 2004.

      o World insurance premiums (property/casualty and life/health) totaled $3.2 trillion in 2004, (according to Swiss Re).

      o Data from Highline/National Association of Insurance Commissioners shows U.S. insurance premiums totaled $960.3 billion in 2004, up 5.6 percent from $909.7 billion in 2003.

      o U.S. property/casualty insurers are expected to pay homeowners and businesses a record $56.8 billion for 2005 insured property losses from (24) catastrophic events, more than twice the prior record set in 2004, when insurers paid $27.3 billion in catastrophe claims (according to preliminary estimates by ISO's Property Claim Services
            (PCS) unit).

      o In 2005, five hurricanes -- Katrina, Wilma, Rita, Ophelia and Dennis -- accounted for $52.7 billion, nearly 93 percent of last year's insured losses, affecting nine states. Five states accounted for more than 80 percent of those claims and almost half the dollar loss. They are: Louisiana ($27.2 billion); Mississippi ($12.2 billion); Florida ($9.9 billion); Texas ($2.9 billion); and Alabama ($1.5 billion).

      o The 2005 Hurricane Season was also unusual with Tropical Storm Zeta developing in late December, well beyond the official end of the recognized hurricane season, November 30th.

                 Hurricane Seasons and their Associated Losses:

        Year                     Number of Events                  Losses
        1996                            41                      $7.4 billion
        1997                            25                      $2.6 billion
        1998                            37                     $10.1 billion
        1999                            27                      $8.3 billion
        2000                            24                      $4.6 billion
        2001                            20                     $26.5 billion
        2002                            25                      $5.9 billion
        2003                            21                     $12.9 billion
        2004                            22                     $27.3 billion
        2005                            24                     $56.8 billion

Insurance is one of the largest and fastest growing operating expenses of all real estate operating costs, such as apartments and other commercial properties, exceeded only by debt service costs and (occasionally) property taxes. Market research indicates a near-crisis situation exists in many segments of the multi-family housing industry, caused by significant increases in premiums, higher deductibles, and in some cases the inability to obtain adequate insurance coverage under virtually any terms and conditions. Near-record low interest rates in the recent past have enticed first time home buyers out of apartments, as unemployment forces other tenants to leave and move in with family or friends. The resulting higher-than-planned-for vacancy rates have made rapidly rising insurance costs even more difficult to absorb. This is especially true in "B", "C" and "D" rated properties. Other than reducing insurance coverage through higher policy deductibles or some form of self-insurance (which increases business risk and usually violates mortgage requirements), property owners and managers have little opportunity to control insurance costs when "hard markets" in the insurance industry restrict their ability to obtain competitive insurance.

These conditions have aggravated the adversarial relationship that historically exists between insurance carriers, adjusters and property owners, which is a major reason for spiraling premiums and the cost of claims. This tenuous relationship is further complicated by the confusion that often arises regarding who the ultimate decision maker is in the restoration contractor selection process. The standard Insurance Services Office (ISO) commercial fire insurance policy reads in part:

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

However, insurers traditionally do not exercise clause 4, effectively abdicating the contractor selection decision to the property owner/manager. This situation leads to turmoil, extra costs and ineffectiveness, and we determined there were business opportunities available if we could influence the resolution process. As a result, we created PropertySMART(R). We believe that PropertySMART(R) and our various integrated operating businesses provide us with a business opportunity. We also believe that we can manage each of these businesses to compliment each other so that growth in any one area will drive growth in our other divisions.

Each of our subsidiaries claims either the States of Texas or Florida as its home and its largest markets. Although we will focus nationally, our operating companies share a primary marketing territory in the Gulf and Southern Atlantic Coast states through Virginia, as well as interior states including Arizona, Arkansas, Colorado, Kansas, Kentucky, Missouri, Nevada, New Mexico, Oklahoma and Tennessee (to name the major target areas). These states comprise approximately 40% of the U.S. population (113 million people). Additionally, according to the U.S. Census Bureau, these states include approximately 38% of all renter-occupied housing units, including 5 million housing units in structures with 10 or more units (approximately 34% of the national total). Historically, at an average of $560 per month, the median gross rent in these states is $42 below the national average, putting property owners and managers under additional pressure to control insurance and other operating costs. According to the U.S. Census Bureau, the median household income in our target markets is 5.7% higher than the national average. Additionally, these states are largely non-union, and are generally recognized as having above-average insurance regulatory climates. Demographics aside, natural disasters such as coastal winds, floods, hurricanes, hail and tornado losses have caused traditional insurers to withdraw or curtail business while simultaneously raising premiums in recent years, thereby encouraging self-insurance and spawning non-standard residual market vehicles.

Our Services and Products

PropertySMART(R) (Property Strategically Managed Alternative Risk Transfer)

Property owners and managers enter into a "loss control partnership" with us to reduce loss frequency and severity. This partnership includes developing and implementing an effective loss control program, and restoring properties quickly and economically. The benefits of this partnership include:

      o Significantly reduced "loss of rents" costs, due to a reduction in restoration periods.

      o Pre-Agreed upon construction profit margins over actual costs, as compared to much higher margins in traditional restoration contracts.

      o Reduced loss frequency and severity, due to stronger underwriting and loss control efforts, including encouraging the use of fire suppression systems in oven hoods, fire retardant paint sealers, safety education and incentive programs for property owners and property managers.

      o Elimination of "inherited tails" on pre-existing hail-damaged roofs through more thorough pre-underwriting loss control inspections.

      o Elimination of claims inflation through accelerated loss resolution, settled equitably for all parties.

      o     Improved retention of high quality insurance clients.

      o     Minimal or no deductibles.

      o Realignment of the interests of both insurance carriers and property owners, to provide both adequate coverage and prompt claim settlements, resulting in reduced premiums.

      o Extensive loss control consulting efforts and comprehensive underwriting.

Additionally, the following items represent attributes of the PropertySMART(R) program that we believe provide significant advantages for us:

      o We have filed an application with the United States Patent and Trademark Office and PropertySMART(R) is now patent pending.

      o     PropertySMART(R) is now a registered trademark.

      o The program will be launched with commitments for exclusive initial capacity from a highly rated insurance carrier.

      o We are currently investigating several highly rated carriers to front the program in the United States.

      o The program includes up to six potential revenues streams including: wholesale commissions; retail commissions; adjusting and claims administration fees; restoration or construction management fees; and a contingent element of incentive-based commissions.

      o We believe that the future carrier partner in the PropertySMART(R) program will commit to pricing that is competitive with or better than the current pricing available in the marketplace.

      o Historically, there are approximately over 16 million apartment units in the United States (approximately 38 million total rental units in North America). Initially, the program's market focus for multi-family will be on two and three-story garden style apartment complexes with wood frame construction. We anticipate that the program will launch initially in Texas, then grow to the surrounding southwestern states and ultimately across North America.

      o We have previously performed work for the owners of several hundred thousand apartment units and have existing relationships with owners and managers of approximately 1,000,000 additional units.

      o We do not plan to perform much, if any, of the actual restoration construction work itself under the PropertySMART(R) program. Rather, we will be the construction manager, allowing us to significantly expand the scope of work we are able to handle.

      o PropertySMART(R) is anticipated to deliver significant economic advantages including cost controls or reduction in costs, streamlined claims administration and superior services to multi-family and commercial property owners and managers.

Insurance Coverage

      o We currently operate both a retail and wholesale insurance agency and have the ability to handle the insurance placement needs for virtually all lines of consumer and business insurance including general liability, workers compensation, property, commercial automobile, umbrella, directors and officers liability (D&O), errors and omissions (E&O), employment practices liability (EPLI), surety bonds, group health, life and disability insurance. We place these types of coverage through major insurance companies including, but not limited to, Zurich, Travelers, Hartford, AIG, and Lloyd's of London, among others.

      o In addition to providing property insurance for the future PropertySMART(R) program, we currently offer multi-line agency services for apartment owners' other insurance needs including workers compensation, employee benefits, automobile, general liability policies, etc.

Risk Management Services (Within PropertySMART(R))

      o We have established a vertically integrated set of services to address the various levels of risk at covered properties. Risk management includes all procedures and costs associated with the "risk" of a possible loss, such as loss control activities, pre-inspections and purchasing appropriate insurance products. It also includes dealing with the consequences of a loss after it has occurred, such as adjusting claims, restoring damaged property and minimizing business interruption costs.

      o We are not the insurance carrier. However, we consider the ability to generate fee income from risk management services without incurring certain business risks typically associated with underwriting (insurance cycles, adverse loss reserve development, regulatory issues, etc.) as a significant strategic advantage of our business plan.

Insurance Restoration Services

      o Our insurance restoration division has traditionally targeted the multi-family housing industry. We do not actively pursue contracts involving total losses or rebuilding "from the ground up", but concentrate on projects where the restoration of damaged structures is possible.

      o Hurricanes, tornadoes, hail storms, floods and fires, along with a host of other natural and man-made perils, combine to generate a year-round stream of potential customers without regard for the state of the economy or global market influences.

      o There are generally two parts to the insurance restoration industry: remediation (or mitigation) and reconstruction. Currently, the majority of our revenues are derived from reconstruction.

      o Although the primary source of future business is expected to come from servicing customers of the program PropertySMART(R) and their losses, we intend to continue to pursue non-PropertySMART(R) related business through historic marketing channels and efforts.

      o The hospitality (hotel/motel) and restaurant industries are both likely candidates for a near-term breakout opportunity into a new market segment. Because of their similarities to the multi-family industry.

Our Business Plan

      o We anticipate that the introduction of PropertySMART(R) will be made to our first potential customers before the end of fiscal 2006.

      o We believe our growth will be partly self-directed and exponential. We foresee long term potential growth in a largely untapped market for this type of solution and our plans anticipate eventually having a significant number of units in PropertySMART(R).

      o We believe that we can expand this program into other segments, such as the hospitality and restaurant industries, thereby fueling further growth with minimal increase of overhead.

      o We believe that the cash generation from PropertySMART(R) will permit us to evaluate opportunities to continue to add to our suite of services, thereby further fueling growth and the generation of additional profit.

      o Growing our restoration subsidiary is one of our critical objectives. We will continue to pursue projects both resulting from claims for PropertySMART(R) customers as well as from outside the program.

Our Competition

While any business faces competition, we do not believe that we have any direct competitors with respect to the integrated "suite of services" we offer, particularly with respect to PropertySMART(R).

Independent of PropertySMART(R), our financial services and insurance restoration entities both operate in very large industries, each with substantial competition. In Texas, there are approximately 5,400 separate insurance agencies, employing 80,000 insurance agents. Of these, approximately 2,500 insurance agencies provide commercial insurance services. We focus on commission-based property and casualty insurance placements, as well as providing ancillary Life, Accident and Health insurance for selected businesses. We seek to maintain a competitive advantage over the other agencies discussed above through our customer service and the future promotion of our PropertySMART(R) program.

Our insurance restoration divisions operate in a multi-billion dollar per year industry where there are low barriers to entry and minimal regulation. Consequently, the industry is highly fragmented, with thousands of restoration contractors ranging in size from international giants to individual handymen working from the back of a pickup truck. However, despite the industry confusion and competition, we seek to maintain a competitive advantage over other restoration companies through PropertySMART(R).

Government Regulations That Affect Our Business

Our insurance agency subsidiary, RGIS, is regulated by the Texas Department of Insurance ("TDI") and other state insurance regulatory bodies where we may do business. Among other regulations and requirements, TDI requires the following from our agency:

      o     Errors & Omissions insurance in the amount of at least $1,000,000;

      o All RGIS officers and voting shareholders must be licensed individually as insurance agents; and

      o All RGIS employees producing new business or consulting clients on insurance purchasing or premium issues must hold an insurance license.

RGIS meets all of the above TDI requirements as well as other statutory regulations where applicable. Our other subsidiaries are subject to various state and local laws and regulations regarding construction activities and building codes.

None of our employees are represented by a labor union. We believe we have, and will continue to have, a good working relationship with all of our employees. Management meets with employees periodically to discuss our objectives, as well as more specific labor issues, such as scheduling, compensation, work rules and safety. Much of the labor on our re-construction and restoration crews are independent laborers hired on a job-by-job basis.

Additionally, we have a large non-employee workforce of contractors and sub-contractors providing services to the Company on an as needed basis.

Our Employees

As of December 31, 2005, we had a total workforce comprised of 50 people, made up of 31 full-time employees and 19 part-time consultants as detailed below:

                 Sales                   6
                 Administration         21
                 Operations             23

Additionally, we have a large non-employee workforce of contractors and sub-contractors providing services to the Company.

                                  RISK FACTORS

Any investment in our common stock involves a high degree of risk. In addition to the other information contained in this report, including risks and uncertainties described elsewhere, you should carefully consider the following risk factors and all of the information contained in this Annual Report in evaluating us or deciding whether to purchase our common stock. The risks and uncertainties described below or elsewhere in this Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and operations. The following list of risk factors should not be considered as all inclusive. If any of the following risks were to occur, our business, financial condition, operating results and cash flows could be materially affected, all of which might cause the trading price of our common stock to decline, and you could lose all or part of any investment you may make in our common stock.

Our actual results may differ materially from those anticipated in our forward-looking statements. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. Refer also to "SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS" at the beginning of this Annual Report.

Going Concern Risk

We have had in the past and could have future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent registered public accounting firm has indicated that certain factors raise doubt about our ability to continue as a going concern and these factors are discussed in Note 2 to our audited financial statements as of December 31, 2005. Since our inception, we have suffered recurring losses from operations and have been dependent on existing stockholders, new investors, and capital sources to provide the cash resources to sustain our operations.

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Although we had net income of $2,068,551 for the year ended December 31, 2005, we have previously incurred net losses, which have resulted in a significant accumulated deficit at December 31, 2005. We previously had a net loss of $2,283,451 for the year ended December 31, 2004. At December 31, 2005, current assets exceeded current liabilities by $2,554,610, stockholders' equity was $3,651,290 and we had an accumulated deficit of $4,884,000.

Our long-term viability as a going concern is dependent on certain key factors, including without limitation our ability to continue to obtain sources of outside financing to support near term operations and to allow us to continue to make investments, and our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

Although we were profitable for the year ended December 31, 2005, we cannot give assurance that we will achieve or sustain profitability or generate sufficient cash flow from operations in the future to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We have substantial current obligations in the form of trade accounts payable, accrued expenses and notes payable as of December 31, 2005. Our substantial debt obligations pose risks to our business and stockholders by:

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

      o Impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

      o Making us more vulnerable to a downturn in our business and limiting our flexibility to plan for, or react to, changes in our business.

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

We require substantial capital to pursue our operating strategy. We need additional working capital to finance the accounts receivables generated by our construction division and to hire additional sales and marketing people as our business grows in states outside of Texas. Although we have successfully structured a $10,000,000 credit facility for funding construction accounts receivable, we will need additional funding beyond this facility and we do not have an alternate funding facility in place to handle these additional business needs. We will need additional capital (i) to retire our indebtedness; (ii) for working capital requirements; (iii) to obtain additional systems and improvements to our facilities and equipment; and (iv) to satisfy further capital requirements. We cannot assure you that we will be able to raise needed capital from other sources on terms favorable to us. If we are unable to obtain sufficient capital in the future, our ability to pursue our business strategy and our results of operations for future operations may be impaired.

We have significant financial and operational covenants.

We currently have a $10,000,000 credit facility that contains an amended and restated Security Agreement including, among other things, a stock pledge agreement, a guaranty from us and all of our subsidiaries and certain covenants and obligations in order to secure the funds obtained from the credit facility. If we are determined to be in default of the credit facility covenants, the impact on our business could be materially detrimental.

Our additional financing requirements could result in dilution to existing stockholders.

If additional financing is required, it could be obtained through one or more transactions that could effectively dilute the ownership interests of our then-current stockholders. Further, there can be no assurances that we will be able to secure such additional financing. We have the authority to issue additional shares of our common stock, as well as additional classes or series of ownership interests or debt obligations that may be convertible into any class or series of our ownership interests. We are authorized to issue up to 300,000,000 shares of our common stock and 35,000,000 shares of preferred stock, $0.001 par value per share. Such securities may be issued without the approval or other consent of the holders of our common stock.

Public adjusting firms in Texas may not make referrals to restoration companies in which they have a financial interest.

Since September 1, 2003, under the provisions of S.B. 127, the Texas legislature has banned public adjusting firms within the State of Texas from referring restoration services contracts to restoration companies in which they have a financial interest or financial gain. Prior to September 1, 2003, restoration companies such as our company had historically derived a large portion of their revenues from contracts for restoration services that had been referred to them by public adjustment firms that had a financial interest in the referral. Accordingly, public adjustment firms may be less likely to make referrals of restoration services to companies such as ours because they may no longer have a direct financial incentive to do so. As a result, there is no assurance that we will be able to obtain sufficient revenues from new restoration services contracts in the future. This would have a material adverse affect on our financial results.

Established competitors with greater resources may make it difficult for us to market our products effectively, offer our products or services, and compete effectively

The property insurance and insurance restoration businesses are highly competitive and many of our competitors have substantially greater resources than we do. We compete with both large national writers and smaller regional companies, including companies that serve the independent agency market and companies that sell insurance directly to consumers. Some of these companies may have certain competitive advantages over us, including increased name recognition, loyalty of their customer base, lower cost structures and longer operating histories. Competition in the property insurance market has historically included offering significant rate discounts, and there can be no assurance that these conditions will not recur. Although a number of national insurers that are much larger than us do not currently compete in a material way in the multi-family property market, if one or more of these companies decided to enter the market, it could have a material adverse effect on us. These companies include some that may be able to sustain significant losses in order to acquire market share, as well as others that use distribution methods that compete with our distribution channels. There can be no assurance that we will be able to compete effectively against these companies in the future.

Our future success will be dependent on our ability to attract and retain key personnel

Our future success depends significantly upon the efforts of certain key management personnel, including: John E. (Ted) Rea, our Chief Executive Officer; James A. Rea, our President and Chief Operating Officer; Bruce A. Hall, our Chief Financial Officer; Kevin L. Dahlberg, our Executive Vice President and President of our subsidiary RGIS; William Fink, the Chief Operating Officer of RGIS; and John N. Brobjorg, our Corporate Controller. We have entered into agreements with Messrs. Rea, Rea, Hall, Dahlberg, Fink and Brobjorg as members of our management team. There is no assurance that we will be able to satisfactorily maintain such agreements. The loss of key personnel could adversely affect our business. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and there can be no assurance that we will be able to do so. We currently do not maintain key man life insurance on any of our management team members.

We have a limited market for our common stock, and our stock price is volatile

Our common stock is not listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq Small Cap Market. Instead, our common stock is currently quoted on the OTC Bulletin Board under the symbol "RGMI.OB." Trading on the OTC Bulletin Board is sporadic and highly volatile. The market price for our common stock has fluctuated in the past and may continue to fluctuate in the future. The market price of our common stock is subject to, and will continue to be subject to, a variety of factors, including without limitation:

      o     the business environment;

      o     the operating results of companies in the industries we serve;

      o future announcements concerning our business or that of our competitors or customers;

      o the introduction of new products or changes in product pricing policies by us or our competitors;

      o     litigation matters;

      o     changes in analysts' earnings statements or performance estimates;

      o     developments in the financial markets;

      o     quarterly operating results;

      o perceived dilution from stock issuances for acquisitions and other transactions; and

      o     market conditions of securities traded on the OTC Bulletin Board.

Furthermore, stock prices for many companies fluctuate for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, international currency fluctuations or terrorist or military actions, as well as public perception of equity values of publicly traded companies, may adversely affect the market price of our common stock.

There is no assurance of an established public trading market for our common stock

Although our common stock trades on the OTC Bulletin Board, a regular trading market for our common stock may not be sustained in the future. The NASD (National Association of Stock Dealers) has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the SEC. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "Nasdaq Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of our common stock may be unable to resell their securities at or near their original offering price, or at any price.

Our common stock is considered a "penny stock" and may be difficult to sell

Our common stock is considered to be a "penny stock" since it meets one or more of the definitions in Rule 3a51-1 promulgated under the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5 per share; (ii) we are NOT traded on a "recognized" national securities exchange; (iii) we are NOT quoted on the Nasdaq Stock Market; (iv) we are NOT have a market value of listed securities of $50 million; or (v) it does NOT have a minimum bid price of $4 per share. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Section 15(g) of the Exchange Act, and Rule 15g-2 promulgated thereunder by the SEC, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in clause (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 ("Rule 144") promulgated under the Securities Act of 1933, as amended (the "Securities Act"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of the Registrant that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Concentration of stock ownership

Our officers, directors and a small number of principal stockholders directly and beneficially own approximately 67% of the issued and outstanding shares of our common stock. As a result, these stockholders possess significant influence, giving them the ability, if they were to vote in unison, to control the election of our directors, to authorize or prevent proposed significant corporate transactions and to control any other corporate actions requiring stockholder approval. Such stock ownership and control may also have the effect of delaying or preventing a future change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making a tender offer.

The substantial growth projected by us, if achieved, must be efficiently and effectively managed

Our projected growth will likely place a significant strain on our managerial, operational and financial resources. We need to:

      o improve our financial and management controls, reporting systems and procedures;

      o expand, train and manage our workforce for marketing, sales and support; and

      o manage multiple relationships with various customers, investors and third parties.

We are dependent on the results of operations of our subsidiaries

As a holding company without significant operations of our own, the principal sources of our funds are management fees, dividends and other distributions from our operating subsidiaries. In turn, our principal sources of revenues for our operating subsidiaries are construction revenues on the restoration services provided to our clients and commissions earned on insurance policies. Our rights, and consequently your rights as stockholders, to participate in any distribution of assets of our operating subsidiaries are subject to prior claims of customers and creditors, if any (except to the extent that our rights, if any, as a creditor are recognized). Consequently, our ability to pay debts, expenses and cash dividends to our stockholders may be limited.

We have not officially launched PropertySMART(R)

We have not yet partnered with the required highly-rated insurance carrier to launch the PropertySMART(R) program and, provide commitments for exclusive initial capacity for the program and front the program in the United States. Our business plan and projections are focused significantly on the PropertySMART(R) program and if we are unable to successfully launch PropertySMART(R), it could have a material adverse effect on our business plan.

The market pricing for PropertySMART(R) may not be competitive

We believe that the future carrier partner in the PropertySMART(R) program will commit to pricing that is competitive with or better than the current pricing available in the marketplace. If we are unable to obtain such competitive or favorable pricing, the advantages of PropertySMART(R) discussed in this Annual Report may not provide enough of an incentive for clients to utilize the program. If this happens, it could have a material adverse effect on our business plan and projections.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected

Although we have not identified any material weaknesses in our internal controls over financial reporting to date, the assessment required pursuant to rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002 may uncover weaknesses or conditions that need to be addressed, the disclosure of which may have an adverse impact on investor confidence and the price of our common stock. Failure to establish and maintain appropriate internal controls over financial reporting, or any failure of those controls once established, could have a material adverse effect on our business, financial condition or results of operations or raise concerns for investors. Any actual or perceived weaknesses or conditions in our internal controls over financial reporting that need to be addressed may have a material adverse effect on the price of our common stock.

We do not expect to pay cash dividends in the foreseeable future.

We have not paid cash dividends on our common stock since our inception, and we do not plan to pay any cash dividends on our common stock in the foreseeable future.

Item 2. Properties.

Our principal executive and administrative offices are presently located at 1507 Capital Avenue, Suite 101, Plano, Texas 75074. These offices, which are leased pursuant to a 26 month lease that became effective September 1, 2005, consist of approximately 6,636 square feet of office and warehouse space at a base rent of $4,000 per month, with two months free rent, commencing November 1, 2005, with a total of $96,000 to be paid over the life of the lease. We consider these facilities to be suitable and adequate for our needs for the foreseeable future. In the opinion of our management, our properties are adequately covered by insurance.

Through our subsidiary Restoration Group America, Inc., we previously leased our corporate headquarters under a short-term lease that expired in December 2003 and that was continued on a month-to-month basis at a monthly rental rate of $12,971 through August 31, 2005.

Item 3. Legal Proceedings.

During the period covered by this Annual Report, and as of the present date, we were not and are not a party to any material legal proceedings, nor were or are we aware of any threatened litigation of a material nature against us, except as set forth below.

Dale Ferraro, a former consultant with TRG, has threatened litigation against the Company based upon a memorandum of understanding. Mr. Ferraro claims that he is owed $90,000 in commissions for work performed by TRG in Florida and Mississippi. The Company disputes that these monies are owed to Mr. Ferraro.

The Company has not yet been served with a lawsuit, but in the event such a suit is filed, the Company anticipates that it will raise a number of affirmative defenses and file counterclaims against Mr. Ferraro. We are unable at this time to make an assessment of the outcome of this dispute.

We have $91,351 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest as of December 31, 2005. We previously received a notice of a federal tax lien from the Internal Revenue Service and have structured an agreement with the Internal Revenue Service to pay the outstanding amount on an installment basis. We expect to satisfy these amounts by the end of 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on December 15, 2005. At such meeting, our stockholders voted upon proposals to elect six directors to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified; and to ratify and approve the appointment of Whitley Penn LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2005. As to each such proposal, 15,710,335 votes were cast for such proposal, and no votes were cast against or withheld with respect to any such proposal. There were no abstentions or broker non-votes on any of such proposals.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded over the counter and is currently quoted on the OTC Bulletin Board under the ticker symbol "RGMI.OB." The table below sets forth the high and low bid information for our common stock for the periods indicated, as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These quotations are also adjusted for the one-for-six reverse stock split discussed previously.

                                                   High          Low
                                                   ----          ---
            Fiscal Year Ending 2005
                    Fourth Quarter                $ 0.95       $ 0.30
                    Third Quarter                 $ 1.00       $ 0.21
                    Second Quarter                $ 0.62       $ 0.21
                    First Quarter                 $ 1.00       $ 0.48

            Fiscal Year Ended 2004
                    Fourth Quarter                $ 1.08       $ 0.66
                    Third Quarter                 $ 2.64       $ 0.72
                    Second Quarter                $ 4.50       $ 1.20
                    First Quarter                 $ 1.44       $ 0.90

On March 23, 2006, the closing bid price for a share our common stock, as reported on the OTC Bulletin Board, was $0.69.

Holders

As of March 23, 2006, there were approximately 499 stockholders of record of our common stock and no shares of our preferred stock were issued or outstanding.

Dividends

No cash dividends have been declared or paid on our common stock since our inception. No restrictions limit our ability to pay dividends on our common stock. We do not expect to pay any dividends in the near future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 concerning shares of our common stock authorized for issuance under our 2004 Omnibus Stock Option Plan, which is the only equity compensation plan under which any of our equity securities are authorized for issuance.

--------------------------------------------------------------------------------------------------------
                                                  Number of                         Number of securities
                                                securities to        Weighted-       remaining available
                                                be issued upon   average exercise    for future issuance
                                                 exercise of         price of           under equity
                                                 outstanding        outstanding      compensation plans
                                                   options,          options,       (excluding securities
                                                   warrants          warrants        reflected in column
                                                  and rights        and rights               (a))
                                                     (a)                (b)                  (c)
--------------------------------------------------------------------------------------------------------
Equity compensation plans approved by             4,801,669           $ 0.37               198,331
     securityholders
--------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by             0                  0                    0
     securityholders .
--------------------------------------------------------------------------------------------------------
         Total                                    4,801,669           $ 0.37               198,331
--------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

In December 2005, we issued 8,889 shares of our common stock at a price of $0.45 per share as compensation to a third party [NTD: Need more specific identification of the "persons or class of persons" to whom sold.] valued at $4,000. This stock was issued as payment for equity consulting services, and the related cost was recorded as a reduction of additional paid in capital. The price of $0.45 per share was utilized as the fair market value on the grant date based upon the price of our common stock sold in a recent private placement offering. [NTD: Need to disclose the exemption claimed and the facts relied upon to make the exemption available.]

Other than as described above, we did not issue any securities during the period covered by this Annual Report.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements included in this Annual Report (the "Financial Statements"), and the accompanying notes thereto, and the other financial information appearing elsewhere in this Annual Report. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. As discussed above, our actual results may differ materially from those anticipated in our forward-looking statements. Please also refer to "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" beginning on page 4 of this Annual Report and "RISK FACTORS" beginning on page 15 of this Annual Report.

OVERVIEW

For a description of the historical development of our business, please refer to "Item 1. Description of Business - OUR BUSINESS DEVELOPMENT" beginning on page 5 of this Annual Report.

Although we had net income of $2,068,551 for the year ended December 31, 2005, we have previously incurred net losses from operations since our inception, which have resulted in a significant accumulated deficit at December 31, 2005, and in prior years we have been dependent on existing stockholders and new investors to provide the cash resources to sustain our operations. We had a net loss of $2,283,451 for the year ended December 31, 2004. At December 31, 2005, current assets exceeded current liabilities by $2,554,610, stockholders' equity was $3,651,290 and we had an accumulated deficit of $4,884,000.

Our long-term viability as a going concern is dependent on certain key factors, including without limitation our ability to continue to obtain sources of outside financing to support near term operations and to allow us to continue to make investments, and our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS

Effective October 31, 2005, we entered into a Security Agreement with Laurus Master Fund, Ltd. ("Laurus") for the sale by us to Laurus of a $1,400,000 secured convertible minimum borrowing note (the "Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 (the "Revolving Note"). In connection with the Minimum Borrowing Note and the Revolving Note, we issued to Laurus a common stock purchase warrant (the "Original Warrant") to purchase up to 2,962,963 shares of our common stock at a price of $0.78 per share. The Original Warrant has a seven year term, expiring October 31, 2012. Additionally, we entered into a registration rights agreement with Laurus (the "Registration Rights Agreement") covering the future registration of the shares of common stock underlying the Minimum Borrowing Note and the Original Warrant.

Each of the Minimum Borrowing Note and the Revolving Note has an interest rate of prime plus 2.0% with a floor rate of 6.0%, and each is due, together with any unpaid and accrued interest thereon, on October 31, 2008. Laurus had the option, but not the obligation, at any time until October 31, 2008 to convert all or any portion of either or both of the Minimum Borrowing Note and the Revolving Note, and accrued interest thereon, into shares of our common stock at an exercise price of $0.71 per share. Additionally, we have the option, but not the obligation, to prepay the Minimum Borrowing Note by paying Laurus 130% of the principal amount of the Minimum Borrowing Note plus accrued and unpaid interest. As a result of the Minimum Borrowing Note, we obtained $4,907,805 of proceeds, net of $841,195 of expenses. Of the $841,195 of expenses, $396,195 was paid to our financial agent, Spencer Clarke, LLC, for financial agent fees; $418,000 was paid to Laurus Capital Management, LLC, for management, due-diligence and documentation fees; $25,000 was paid to Synergy Structures, for financial agent fees; and $2,000 was paid to Loeb & Loeb LLP for escrow fees.

The Security Agreement includes, among other things, a stock pledge agreement, a guaranty from us and all of our subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The Security Agreement also includes a funding formula that determines a maximum amount of funds that we may be advanced at any time and an allowance for Laurus to override the funding formula and advance funds in excess of those allowed pursuant to the funding formula. Laurus exercised its option to override the funding formula and advanced us $250,000 on January 12, 2006. This advance has an interest rate of prime plus 5.0% and is due and payable with accrued interest on May 1, 2006.

The loan documents comprising the above items were filed as exhibits to our Current Report on Form 8-K filed with the SEC on November 9, 2005.

Effective February 15, 2006, we amended and restated the above-referenced loan documents with Laurus.

The Minimum Borrowing Note was amended and restated as a Secured Convertible Note (the "Secured Convertible Note") and was increased from $1,400,000 to $5,000,000, and the exercise price for Laurus' option to convert all or any portion of the Secured Convertible Note and accrued interest into shares of our common stock was decreased from $0.71 per share to $0.41 per share. The Secured Convertible Note continues to have an interest rate of prime plus 2.0% with a floor rate of 6.0%, and is still due on October 31, 2008 together with any unpaid and accrued interest thereon. Additionally, we continue to have the option, but not the obligation, to prepay the Secured Convertible Note by paying Laurus 130% of the principal amount of the Secured Convertible Note plus accrued and unpaid interest.

The Revolving Note was amended and restated to be non-convertible, such that Laurus no longer has an option to convert all or any portion of the Revolving
Note into shares of our common stock. The amended and restated Revolving Note continues to have an interest rate of prime plus 2.0% with a floor rate of 6.0%, and is still due on October 31, 2008 together with any unpaid and accrued interest thereon.

The Original Warrant was amended and restated to decrease the exercise price from $0.78 per share to $0.55 per share. The Original Warrant continues to have an expiration date of October 31, 2012 and all other provisions of the Original Warrant remain the same.

Also on February 15, 2006, we issued to Laurus a new common stock purchase warrant (the "New Warrant") to purchase up to 1,363,636 shares of our common stock at an exercise price of $0.55 per share. The New Warrant has a seven year term, expiring February 15, 2013.

The amended and restated Security Agreement continues to include, among other things, a stock pledge agreement, a guaranty from us and all of our subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The amended and restated Security Agreement continues to include a funding formula that determines a maximum amount of funds that we may be advanced at any time and an allowance for Laurus to override the funding formula and advance funds in excess of those allowed pursuant to the funding formula.

The amended and restated loan documents comprising the above items were filed as exhibits to our Current Report on Form 8-K filed with the SEC on February 23, 2006.

GOING CONCERN

Please refer to "RISK FACTORS - Going Concern Risk" beginning on page 15 of this Annual Report.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the impairment of goodwill, the impairment of long-lived assets, the valuation for non-cash issuances of common stock, the allowance for doubtful accounts, revenue recognition for construction contracts and insurance premiums and the valuation allowance for deferred tax assets and liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3, "Summary of Significant Accounting Policies," in the notes to the Financial Statements. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

IMPAIRMENT OF GOODWILL

Goodwill represents the excess purchase price over the fair market value of the nets assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized but is subject to annual impairment tests. On December 16, 2004, we determined that as a result of a material impairment of PBS 2000, we wound down and closed the PBS 2000 operation. As a result, we believe that the PBS 2000 valuation was significantly impaired and as a result of our impairment analysis, the entire goodwill recorded from the acquisition of PBS 2000 in the amount of $401,033 was impaired and was recorded as an impairment expense in the Statement of Operations as of December 31, 2004. On March 16, 2005, the 55,556 shares of common stock held in escrow related to the acquisition of PBS 2000 were cancelled due to failed negotiations with previous owners. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005 as reflected in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

We account for the impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. On December 16, 2004, due to lack of expected PBS 2000 future cash flows, we wound down and closed the PBS 2000 operation. As a result, we believe that the PBS 2000 valuation was significantly impaired and as a result of our impairment analysis, the net book value of PBS 2000 assets of $144,661 were written off and recorded as an Impairment of Subsidiary in the Statement of Operations for the year ended December 31, 2004. On March 16, 2005, the 55,556 shares of common stock held in escrow related to the acquisition of PBS 2000 were cancelled. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005 as reflected in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

We issued common stock to several parties in non-cash transactions during the year ended December 31, 2005. For these issuances, valuation was determined based upon the recent sales of stock prices obtained in private offerings of our common stock completed during the year ended December 31, 2005, quoted market prices, or the value of such existing liabilities satisfied.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We estimate the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Our management reviews the customer accounts on a routine basis to determine if an account should be charged off.

REVENUE RECOGNITION ON CONSTRUCTION CONTRACTS

The majority of our revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. We perform work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. We recognize revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because our management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at December 31, 2005. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined.

REVENUE RECOGNITION FOR INSURANCE PREMIUMS

Insurance premiums collected are primarily for terms of one year. We recognize commission revenue ratably over the course of the year as the commissions are earned and defer revenue recognition on commissions not yet earned. The liability account Deferred Revenue in the accompanying Consolidated Balance Sheet includes those amounts that would have to be paid to the insurance carrier if an insurance policy was cancelled. Insurance revenue represented 0.7% and 4.0% in 2005 and 2004, respectively, of total revenues.

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

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS AND LIABILITIES

In assessing the recoverability of deferred tax assets and liabilities, our management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004:

                                                  Fiscal Year Ended December 31,
                                                      2005             2004
                                                  ------------     ------------
Revenues                                          $ 20,624,443     $  5,100,111
Cost of revenues                                    11,448,710        2,907,886
                                                  ------------     ------------
Gross profit                                         9,175,733        2,192,225

Operating expenses:
Selling, general and administrative                  1,992,582          755,496
Compensation, payroll taxes and benefits             2,698,112        1,739,652
Stock compensation                                     358,237          515,738
Consulting and contract labor                          503,820          477,991
Professional                                           367,599          283,012
Impairment of subsidiary                                    --          144,661
Impairment of goodwill                                      --          401,033
Recovery of impairment                                (116,669)              --
Impairment of leasehold improvements                   123,230
Rent                                                   411,609          137,506
Depreciation                                           109,211           48,579
                                                  ------------     ------------
Total operating expenses                             6,447,731        4,503,668
                                                  ------------     ------------

Operating income (loss)                              2,728,002       (2,311,443)

Other income (expense):
Other income (expense), net                           (143,000)          79,814
Interest and financing cost, net                      (516,451)         (51,822)
                                                  ------------     ------------
Total other income (expense)                          (659,451)          27,992
                                                  ------------     ------------

Net income (loss)                                 $  2,068,551     $ (2,283,451)
                                                  ============     ============

Revenues:

Revenues increased $15,524,332, or 304%, to $20,624,443 for 2005 from $5,100,111 in 2004. The increase was primarily the result of our hurricane storm related construction work in Florida, Louisiana and Mississippi.

Cost of Revenues:

Cost of revenues increased $8,540,824, or 294%, to $11,448,710 for 2005 from $2,907,886 in 2004. The increase was primarily the result of our hurricane storm related construction work in Florida, Louisiana and Mississippi.

Operating Expenses:

Operating expenses increased $1,944,063, or 43%, to $6,447,731 for 2005 from $4,503,668 for 2004. The increase was primarily due to a $1,237,086 increase in selling, general and administrative and an $958,460 increase in compensation, payroll taxes and benefits. The increase in both of these was directly related to our hurricane storm related construction work in Florida, Louisiana and Mississippi.

Other Income (Expense):

Other income (expense) increased $687,443 of expense, to $659,451 of expense for 2005 from $27,992 of income for 2004. The increase in expense was primarily from a $464,629 increase in interest and financing cost and a $222,814 increase in other expense. The increase in interest and financing cost was primarily the result of the valuation for warrants and placement fees from financing transactions. The warrants were valued at $1,155,230 and are being amortized to interest expense over the life of the associated debt. The $222,814 increase in other expense was primarily from a $150,000 accrual for a lawsuit that was recorded in the fourth quarter of 2005.

Liquidity and Capital Resources:

Cash was $683,346 at December 31, 2005 as compared to $111,345 at December 31, 2004, an increase of $572,001, or 514%. Working capital surplus was $2,554,610 at December 31, 2005 as compared to a working capital deficit of $1,877,384 at December 31, 2004, an increase of $4,431,994, or 236%. The increase in cash was primarily due to $4,924,805 of cash proceeds from the issuance of notes payable $1,055,150 of cash proceeds received from the sale of common stock, $400,000 of cash proceeds from the issuance of convertible debentures and $309,582 of cash proceeds from a bank line of credit; offset by $4,229,692 of cash used in operations, $1,474,342 of cash used in investing activities, $334,597 of repayments for a bank line of credit, $57,831 of repayments for notes payable and $23,950 of repayments for a note payable-related party.

Operating Activities

Cash used in operating activities was $4,229,692 for the year ended December 31, 2005 as compared to $241,489 for the year ended December 31, 2004, an increase of $3,988,203, or 1,652%. The increase in cash used in operating activities resulted primarily from an $8,032,657 increase in contracts receivable, a $3,304,659 increase in unbilled revenue and deferred revenue, net; offset by a $3,358,505 increase in trade accounts payable and a $940,766 increase in accrued expenses.

Investing Activities

Cash used in investing activities was $1,474,342 for the year ended December 31, 2005 as compared to $479,980 for the year ended December 31, 2004, an increase of $994,362, or 207%. The increase in cash used in investing activities resulted primarily from $999,342 of purchases for property and equipment and $140,000 of net investment in certificates of deposit, and a $335,000 increase in notes receivable.

Financing Activities

Cash flows provided by financing activities was $6,276,035 for the year ended December 31, 2005 as compared to $824,724 for the year ended December 31, 2004, an increase of $5,451,311, or 661%. The increase in cash provided by financing activities was primarily due to $4,924,805 of cash proceeds from the issuance of notes payable, $1,055,150 of cash proceeds received from the sale of common stock, $400,000 of cash proceeds from the issuance of convertible debentures and $309,582 of cash proceeds from a bank line of credit; offset by $334,597 of repayments for a bank line of credit, $57,831 of repayments for notes payable and $23,950 of repayments for a note payable-related party.

Our principal uses of cash to date have been for operating activities and we have funded our operations primarily by incurring indebtedness and selling our common stock.

Our indebtedness obligations pose a significant liquidity risk to our business and stockholders by requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements. Additionally, these debt obligations may impede us from obtaining additional financing in the future for working capital, capital expenditures and other corporate requirements and may make us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

DEBT OBLIGATIONS

The following summarizes our debt obligations at December 31, 2005:

SHORT-TERM DEBT

Our short-term debt at December 31, 2005 consisted of the following:

Bank Line of Credit

$40,000 bank line of credit, dated May 17, 2005, bearing interest at the bank's prime rate plus 1.25% (8.5% at December 31, 2005),
with an open ended payment term.                                   $     40,000

$100,000 bank line of credit, dated July 28, 2005, bearing
interest at 3.97%, payable monthly with principal due at
maturity on July 28, 2006.
                                                                        100,000
                                                                     ----------
                                                                     $  140,000
                                                                     ==========

On March 1, 2005, we entered into a revolving line of credit facility with a bank in the amount of $50,000, and we initially received $47,676 against this facility. The outstanding balance of the new facility was zero at December 31, 2005 and was available for additional borrowing.

On April 26, 2005, we entered into a revolving line of credit facility with a bank in the amount of $40,000 and received $40,000 against this facility. This facility is fully secured by a $40,000 certificate of deposit. The outstanding balance of this facility was $40,000 at December 31, 2005.

On July 28, 2005, we entered into a revolving line of credit facility with a bank in the amount of $100,000 and received $100,000 against this facility. This facility is fully secured by a $100,000 certificate of deposit. The outstanding balance of this facility was $100,000 at December 31, 2005.

Notes Payable - Related Parties

$75,000 unsecured promissory note, dated October 2003, bearing
interest at 10% per annum and due on demand.                            $19,336

$5,000 unsecured promissory note, dated July 30, 2004, bearing
interest at 10% per annum and due on demand.                              5,000

$15,000 unsecured promissory note dated October 2003, bearing
interest at 9.2% - monthly payments of $432 - due March 2007              6,867
                                                                        -------

Less: Current portion                                                   26,518
                                                                        ------
Long-term portion                                                       $ 4,685
                                                                        =======

In October 2003, we issued a $75,000 unsecured promissory note to J. E. Rea, our CEO, of which $19,336 was outstanding at December 31, 2005. This promissory note was issued in exchange for working capital advances to the Company, bears interest at 10% per annum and is due on demand. During the year ended December 31, 2005, our subsidiary Restoration Group America, Inc. made an aggregate of $20,000 in principal payments on this note and an aggregate of $14,543 was reclassed from Mr. Rea's accrued payroll and added to this note, leaving an outstanding balance of $19,336 at December 31, 2005.

In October 2003, we issued a $15,000 unsecured promissory note to J.A. Rea, our President/CEO, of which $2,182 was the current-term portion outstanding at December 31, 2005. This promissory note was issued in exchange for working capital advances to the Company, bears interest at 9.2% per annum with monthly principal and interest payments of $432.62 and is due in March 2007.

In July 2004, we issued a $5,000 unsecured promissory note to Michael Mayor, our VP Sales of Marketing, of which $5,000 is outstanding at December 31, 2005. This promissory note was issued in exchange for the purchase of a vehicle from Mr. Mayor, bears interest at 10% per annum and is due on demand.

Notes Payable - Non-Related Parties

$185,100 unsecured promissory note, dated May 2004, bearing
interest at 10% for 90 days and 18% subsequently.                      $182,600

$8,099 unsecured promissory note, dated July 2003, bearing
interest at 8% per annum and due on demand                                8,099

$17,000 unsecured promissory note, dated February 26, 2005,
non interest bearing and no defined repayment date                       17,000

$5,000 unsecured promissory note, dated August 9, 2005, bearing
interest at 10% per annum and due January 2006.                           5,000

$10,000,000 secured revolving note, dated October 31, 2005,
bearing interest at prime plus 2% (but never less than 6%)
per annum and due October 31, 2008                                    5,749,000

Less: un-amortized debt discount on $10,000,000 secured
revolving note dated October 31, 2005.                               (1,091,051)
                                                                     ----------
                                                                     $4,870,648
                                                                     ==========

In September 2003, we received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the Financial Statements. We are accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds are available. The debt and accrued interest were repaid through construction related work and cash payments reducing the liability balance to zero at December 31, 2005.

Through May 2004, we had received $185,100 of proceeds in the form of a loan from an unrelated third party. We are accruing interest at the rate of 18% per annum. On February 9, 2005, $2,500 of this loan was converted into 4,167 shares of the our common stock, leaving a balance of $182,600 at December 31, 2005.

On August 8, 2004, through the acquisition of PBS 2000, we assumed a $6,000 unsecured promissory note from an unrelated third party. We were accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds were available or through the issuance of common stock in exchange for the retirement of this note. In December 2005, we negotiated a settlement for the retirement of this note, which included a $5,000 principal payment and forgiveness of $1000 in principal and all related interest, reducing the outstanding balance of this note to zero at December 31, 2005.

On August 8, 2004, in connection with our acquisition of PBS 2000, we assumed an $8,099 unsecured promissory note from an unrelated third party. We are accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds are available or through the issuance of common stock in exchange for the retirement of this note. The outstanding balance of this note was $8,099 at December 31, 2005.

On February 2005, we received an aggregate of $17,000 of proceeds in the form of a loan from an unrelated third party in exchange for a non-interest bearing promissory note with no specified maturity date. The outstanding balance of this note was $17,000 at December 31, 2005.

On August 9, 2005, we received $5,000 of property and equipment from an unrelated third party in exchange for a promissory note bearing interest at the rate of 10% per annum with a maturity date of January 2006. The outstanding balance of this note was $5,000 at December 31, 2005.

Effective October 31, 2005, as disclosed in our Current Report on Form 8-K filed with the SEC on November 9, 2005, we entered into certain loan documents with Laurus Master Fund, Ltd. Effective February 15, 2006, as disclosed in our Current Report on Form 8-K filed with the SEC on February 23, 2006, we amended and restated certain of those loan documents with Laurus Master Fund, Ltd., and issued a new common stock purchase warrant to Laurus Master Fund, Ltd. For a more detailed description of these transactions and the underlying loan documents, please refer to our Current Reports on Form 8-K filed with the SEC on November 9, 2005 and February 23, 2006, and the discussion above under the caption "RECENT DEVELOPMENTS."


Effective October 31, 2005, the Company entered into a Security Agreement with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). In connection with the Minimum Borrowing Note and the Revolving Note, the Company issued to Laurus a common stock purchase warrant ("Warrant") to purchase up to 2,962,963 shares of the Company's $0.001 par value per share common stock ("Common Stock") at $0.78 per share with a seven year term. The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $1,155,230 and recorded this amount to debt discount and common stock warrants. The Company amortized $64,179 of the debt discount in 2005 and recorded this cost to interest expense, resulting in $1,091,051 in un-amortized debt discount on December 31, 2005. Additionally, the Company and Laurus entered into a registration rights agreement ("Registration Rights Agreement") covering the registration Common Stock underlying the Minimum Borrowing Note and the Warrant.


The Minimum Borrowing Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The Minimum Borrowing
Note is due together with any unpaid and accrued interest hereon, on October 31, 2008 ("Maturity Date"). Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Minimum Borrowing Note and accrued interest into Common Stock at an exercise price of $0.71 per share. Additionally, the Company has the option, but not the obligation, to prepay the Minimum Borrowing Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Minimum Borrowing Note plus accrued and unpaid interest. As a result of the Minimum Borrowing Note, the Company obtained $4,907,805 of proceeds, net of $841,195 of expenses. Of the $841,195 of expenses, $396,195 was paid to the Company's financial agent, Spencer Clarke, LLC for financial agent fees, $418,000 was paid to Laurus Capital Management, LLC for management, due-diligence and documentation fees, $25,000 was paid to Synergy Structures, for financial agent fees; and $2,000 was paid to Loeb & Loeb LLP for escrow fees. The Company has recorded this note under current liabilities because the agreement with Laurus requires that monies borrowed are returned within 210 days.


The Revolving Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The interest rate was 9.25% at December 31, 2005. The Revolving Note is due together with any unpaid and accrued interest hereon, on the Maturity Date. Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Revolving Note and accrued interest into Common Stock at an exercise price of $0.71 per share.

The Security Agreement includes among other things, a stock pledge agreement, a guaranty from the Company and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The Security Agreement also includes a funding formula that determines a maximum amount of funds that the Company can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula. Laurus elected the option to override the formula and advanced the Company $250,000 on October 31, 2005 and cash was received January 12, 2006. The advance has an interest rate of Prime plus five percent (5.0%) and is due and payable with accrued interest on May 1, 2006. At December 31, 2005, $4,501,000 was available for additional borrowing under the Revolving Note.

Convertible Debentures

In February 2005, we signed an agreement with Spencer Clarke LLC in which Spencer Clarke LLC was engaged as our financial advisor for up to $1,000,000 of senior subordinated convertible debentures. From January through March 2005, we issued $400,000 of senior subordinated convertible debentures and received $323,000 of cash proceeds, net of $77,000 of expenses. We used the proceeds of this debenture transaction to retire selected debt, finance the growth of several restoration projects in areas severely damaged by recent hurricanes and for other strategic corporate initiatives.

In accordance with EITF Issue 98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios) as amended by EITF Issue 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments), we have determined that the $400,000 of the senior subordinated convertible debentures described above have a beneficial conversion feature, as the exercise price is less than the fair value of our common stock on the measurement date. However, the beneficial conversion feature was determined to be immaterial and we recorded no entry.

Effective July 30, 2005, our convertible debentures were amended such that the maturity date was changed to October 31, 2005 or our having completed an offering of either debt or equity or both in excess of $2,000,000. The holder waived any and all defaults without further recourse until the amended maturity date of October 31, 2005 was reached. In consideration of this waiver and extension of the maturity date to October 31, 2005, we issued warrants to purchase our common stock such that for every $10,000 of principal amount of debentures outstanding, the holder received a warrant to purchase 1,000 shares of our common stock at an exercise price of $0.38 per share. As a result of there being $400,000 in principal amount of convertible debentures outstanding, we issued 40,000 warrants to the holder, which warrants will expire on July 30, 2008. Additionally, the Company's Convertible Debenture Note was amended to provide additional incentive to convert in the future by adding a "sweetener" by lowering the conversion price from $0.60 per share to $0.45 per share. In accordance with SFAS 84 (induced conversions of convertible debt), the Company booked $116,881 of interest expense and additional paid in capital for such "sweetener" upon conversion, for the additional shares issued due to the reduced conversion price.

In September 2005, our $400,000 of convertible debentures were converted into 888,896 shares of our common stock at a price of $0.45 per share. The convertible debentures related accrued interest of $30,386 was converted into 67,525 shares of our common stock at a price of $0.45 per share. On November 15, 2005, additional convertible debentures related accrued interest of $450 was converted into 999 shares of our common stock at a price of $0.45 per share.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Developments

On December 16, 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), "Share-Based Payments" ("SFAS 123(R)"), which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

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

We are required to adopt SFAS No. 123(R) for periods beginning January 1, 2006, and are currently evaluating the adoption procedures.

As permitted by SFAS 123, we currently account for share-based payments to employees, vendors or outside consultants/contractors using APB Opinion No. 25's intrinsic value method and, as such, we generally recognize expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market and other stock restrictions. Accordingly, the adoption of SFAS 123(R)'s fair value method may or may not have a significant impact on our consolidated results of operations, although it will have no impact on our overall consolidated financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future.

2006 Outlook

Our ability to successfully implement our business plan will be heavily dependent on securing additional capital to finance the accounts receivable for our insurance restoration business. Although we have an existing $10,000,000 credit facility, we believe that this amount will not be sufficient to handle our anticipated growth. As a result, we are searching for an alternative means of securing additional capital, which may include the sale of additional shares of our common stock or the issuance of additional debt securities. Additionally, we require additional funds for working capital and for growth opportunities. However, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management or that the additional financing will be available when we require the funds.

Item 7. Financial Statements.

Our Financial Statements are attached as Appendix A (following the Exhibits) and are hereby incorporated by reference and included as part of this Annual Report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

      Item 8A. Controls and Procedures.

      (a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act. Since December 31, 2005, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

      (b) Changes in Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CEO and CFO Certifications

Appearing as exhibits 31.1 and 31.2 to this Annual Report are certifications of our Chief Executive Officer and Chief Financial Officer, as required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The disclosures in this Item 8A of this Annual Report are related to the evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of the Exchange Act.

Directors and Executive Officers

The following table sets forth the name, age, positions held and term of service for each of our directors and executive officers. All of our current directors were elected at our annual meeting of stockholders on December 15, 2005 to serve for one year or until their respective successors are duly elected and qualify. All of our officers serve at the pleasure of the board of directors. There are no arrangements or understandings with respect to the selection of directors or officers.

Name                          Age    Positions with the Company                          Term of Service
----                          ---    --------------------------                          ---------------
John Brobjorg                  49    Corporate Controller                                Since July 2004
Kevin L. Dahlberg              43    Executive Vice President,                           Since December 2003
                                     Vice President - Investor Relations
                                     and Secretary; President of RG
                                     Insurance Services, Inc.
J. Kenneth Dunn (1)            47    Director                                            Since August 2004
Bruce A. Hall                  49    Chief Financial Officer                             Since May 2004
Michael A. Jenkins (1,2,3)     64    Director                                            Since March 2004
Paul S. Johnson (1,2,3)        72    Director                                            Since February 2004
Edward P. Rea                  65    Director and Executive Chairman                     Since December 2003
James A. Rea                   38    Director, President and Chief Operating Officer     Since December 2003
John E. Rea                    40    Director and Chief Executive Officer                Since December 2003

---------------

(1)   Current member of Audit Committee.
(2)   Current member of Compensation Committee.
(3)   Current member of Nominating Committee.

John N. Brobjorg, Corporate Controller

Mr. Brobjorg has been our Corporate Controller on a consulting basis since January 2005. Prior to that, he served as our Corporate Controller as an employee from July 2004 to January 2005. Mr. Brobjorg is a financial executive with extensive experience as a corporate controller and in related financial management positions in the hi-tech, manufacturing, energy, clinical laboratory and consulting industries. He is also the Corporate Controller of Dent Zone International, Inc., a paintless dent repair company, a position he has held since April 2005, and he was the Corporate Controller of Claridge Capital Partners, a medical services company, from December 2004 to March 2005. Prior to joining us, Mr. Brobjorg performed financial and accounting contract work for various companies from June 2003 to June 2004. Prior to that, from October 1999 to May 2003, he was the Corporate Controller of Probex Corporation, a formerly publicly traded used oil recycling company that filed for protection under Chapter 7 of the United States Bankruptcy Code in May 2003. He has also held senior level positions at Praxair Inc., Corning Clinical Laboratories, Convex Computer Corporation and Amsoil, Inc. Mr. Brobjorg holds a CMA designation and earned a Master of Arts degree in International Business from the University of Texas and a Bachelor of Arts degree in Economics and a Senior Accounting Certificate from the University of Minnesota.

Kevin L. Dahlberg, Executive Vice President, Vice President - Investor Relations and Secretary; President of RG Insurance Services, Inc.

Mr. Dahlberg has been our Executive Vice President since December 2004, Vice President - Investor Relations since June 2004, and Secretary since January 2005. Mr. Dahlberg has also been President of our subsidiary RG Insurance Services, Inc. since January 2005. He also previously served as our Senior Vice President - Finance from December 2003 to June 2004. He was previously employed with Moore Remodeling & Construction, L.P. and MCS, L.P. as a principal and partner from September 2002 to December 2003. Prior to that, Mr. Dahlberg was employed by Hillwood Investments, a Perot Company, from March 2000 to August 2002 as a Vice President. Mr. Dahlberg obtained a Bachelor of Arts in Business Administration degree from Baylor University with majors in Entrepreneurship, Management and Real Estate in 1985. He also holds Series 6, Series 7 and Series 63 Securities Licenses and a Texas Property & Casualty Insurance License.

J. Kenneth Dunn, Independent Director

Mr. Dunn has been a member of our board of directors since August 2004. He is currently the President of Rainier Capital Management, a banking and financial consulting firm, which he formed in 2003. Prior to that, from 1992 to 2003, Mr. Dunn was Executive Vice President of Meridian Capital Management, a real estate management firm. Prior to that, from 1988 to 1992, Mr. Dunn was Executive Vice President of Hampton Real Estate Group, a real estate management company that owned or controlled approximately 10,000 apartment units and 1,500,000 square feet of commercial property. Mr. Dunn was employed as a commercial loan officer from 1982 to 1988 with First National Bank of Commerce in New Orleans, Louisiana and Banc Texas in Dallas, Texas in the general business and real estate lending divisions. Mr. Dunn received his Masters of Business Administration degree from the University of Arkansas in 1982.

Bruce A. Hall, Chief Financial Officer

Mr. Hall has been our Chief Financial Officer on a consulting basis since January 2005. Prior to that, he served as our CFO as an employee from May 2004 to January 2005. He also served as our Secretary from May 2004 to March 2005. Mr. Hall is a senior financial executive with extensive experience serving as a CFO and in related financial management positions in the real estate development, energy, consulting and manufacturing industries. He is also the Chief Executive Officer and Chief Financial Officer of Dent Zone International, Inc., a paintless dent repair company, a position he has held since January 2005. He has also held senior level positions at Recognition Equipment, Inc. and Harris Adacom Corporation. Mr. Hall was formerly Chief Financial Officer of Probex Corporation, a formerly publicly traded used oil recycling company that filed for protection under Chapter 7 of the United States Bankruptcy Code in May 2003. He has also been a senior financial and management consultant and multi-family housing developer and began his career in public accounting with Arthur Young & Company, a predecessor of Ernst & Young LLP. Mr. Hall holds both CPA (Certified Public Accountant) and CMA (Certified Management Accountant) designations and is a graduate of the University of Texas at Austin.

Michael A. Jenkins, Independent Director

Mr. Jenkins has been a member of our board of directors since March 2004. He is currently President of Leisure and Recreation Concepts, Inc., a design and consulting firm located in Dallas, Texas, a position he has held since 1970. Additionally, Mr. Jenkins has been President and Managing Director of Dallas Summer Musicals, Inc., a musical theater company, since 1974. Mr. Jenkins attended Baylor University from 1960 to 1963.

Paul S. Johnson Jr., Independent Director

Mr. Johnson has been a member of our board of directors since February 2004. Mr. Johnson retired from the U.S. Naval Reserves in 1991 with the rank of 2-star admiral. From November 2003 to October 2005, he was the Chief Executive Officer of two car rental companies, Addison Auto Rental, LLC and North Texas Auto Rental, LLC. Prior to that, from June 2001 to November 2003, he was Chief Executive Officer of Classic Auto, an automobile body work company. From July 1989 to the present, Mr. Johnson has been employed by American East as a Captain on Boeing 727 aircraft. He is a graduate of Iowa State University where he obtained a Bachelors of Science degree. On October 14, 2005, Mr. Johnson filed for personal protection under Chapter 7 of the United States Bankruptcy Code.

Edward P. Rea, Director and Executive Chairman

Edward P. Rea has been our Executive Chairman and a director since April 2001. Mr. Rea is also the Chairman of Rea Brothers Limited, an Ontario, Canada corporation, which is an investment company, a position he has held since September 1964. From June 1994 to October 2004, he served as Chairman of The Crafter's Marketplace, Ltd., which operated a chain of retail stores in Canada. He has also been an independent business consultant since 1998. Mr. Rea was formerly Chairman of INVA #1, Inc., a former wholly-owned nominee subsidiary of the Company that filed involuntary bankruptcy under Chapter 11 of the United States Bankruptcy Code on December 3, 2002 and was ultimately sold to an investor through the bankruptcy court. Mr. Rea is the father of our Chief Executive Officer and director, John E. Rea, and our President, Chief Operating Officer and director, James A. Rea.

James A. Rea, Director, President and Chief Operating Officer

James A. Rea has been our President since March 2005, our Chief Operating Officer since December 2003, and a director since March 2004. Mr. Rea also previously served as our President from December 2003 to June 2004. Prior to joining us, Mr. Rea was President and Chief Operating Officer of The Restoration Group, Inc. from June 2001 to December 2003. He was President of Tenax, Inc., a home building company, from February 1999 to June 2001. Mr. Rea attended Texas Tech University. Mr. Rea is the brother of our Chief Executive Officer and director, John E. Rea, and the son of our Executive Chairman, Mr. Edward P. Rea.

John E. Rea, Director and Chief Executive Officer

John E. Rea has been our Chief Executive Officer since December 2003, and has been a director since April 2001. Mr. Rea also served as our President prior to December 2003. He was President of The Crafter's Marketplace, Ltd., which operated a chain of retail stores operating in Canada, from June 1994 to October 2004. He attended Southern Methodist University. Mr. Rea is the brother of our President, Chief Operating Officer and director, James A. Rea, and the son of our Executive Chairman, Edward P. Rea.

Family Relationships

Our Executive Chairman and director, Edward P. Rea, is the father of our President, Chief Operating Officer and director, James A. Rea; and our Chief Executive Officer and director, John E. Rea.

Identification of the Audit Committee

Our board of directors maintain a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the board of directors in exercising its fiduciary responsibilities for oversight of audit and related matters, including corporate accounting, reporting and control practices. It is also responsible for recommending to our board of directors the independent auditors to be engaged for the following fiscal year. The Audit Committee is currently comprised of Messrs. Dunn, Jenkins and Johnson. All of the current members of the Audit Committee are independent in accordance with the existing requirements of NASDAQ's listing standards. The Audit Committee will meet periodically with our management, financial personnel and independent auditors to review our internal accounting controls and auditing and financial reporting matters.

Audit Committee Financial Expert

Our board of directors has determined that we do not currently have an audit committee financial expert serving on our Audit Committee, despite our continued efforts to attract an audit committee financial expert. Previously, we did not provide Directors and Officers ("D&O") liability insurance and this was a detriment to our ability to attract qualified candidates to fill this position. However, we now do provide D&O coverage and are currently in the process of searching for an individual to serve on our board of directors and the Audit Committee who would qualify as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the fiscal year ended December 31, 2005, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the fiscal year ended December 31, 2005, was a director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2005 or prior fiscal years:

                                                 Number of
                                             Transactions Not                     Known Failures
                            Number of Late     Reported On a                         To File a
Name                            Reports        Timely Basis                        Required Form
----                        --------------    ---------------                     --------------
                                  (#)               (#)
John Brobjorg                      1                 1            Form 3 due July 22, 2004 (filed Oct. 27, 2005)
Kevin L. Dahlberg                  2                 2            Form 3 due Dec. 26, 2003 (filed Oct. 28, 2005)
J. Kenneth Dunn                    1                 1            Form 3 due Aug. 30, 2004 (filed Oct. 27, 2005)
Bruce A. Hall                      1                 1             Form 3 due May 14, 2004 (filed Oct. 27, 2005)
Michael A. Jenkins                 2                 2            Form 3 due Mar. 25, 2004 (filed Oct. 27, 2005);
                                                                  Form 4 due Mar. 24, 2004 (filed Oct. 27, 2005)
Paul S. Johnson                    2                 2            Form 3 due Feb. 25, 2004 (filed Oct. 27, 2005);
                                                                  Form 4 due Mar. 24, 2004 (filed Oct. 27, 2005)
Edward P. Rea                      1                 1            Form 4 due Jan. 5, 2004 (filed Oct. 31, 2005);
                                                                             Form 5 due Feb. 16, 2004
James A. Rea                       3                 4            Form 3 due Jun. 11, 2003 (filed Oct. 28, 2005);
                                                                  Form 4 due Jan. 23, 2004 (filed Oct. 27, 2005);
                                                                  Form 4 due Apr. 16, 2004 (filed Oct. 27, 2005);
                                                                             Form 5 due Feb. 16, 2004
John E. Rea                        1                 2                       Form 5 due Feb. 16, 2004
Robert A. England                  1                 1                        Form 3 due in Dec. 2003
Ralph Hunter                       1                 1                        Form 3 due in Aug. 2004
Michael Mayor                      1                 1                        Form 3 due in Mar. 2004
Richard S. Nelson                  1                 1                        Form 3 due in Feb. 2004
Crafter's Marketplace, Ltd.        1                 1                        Form 3 due in Apr. 2004
DKWFLP LP                          1                 1                        Form 3 due in Jan. 2004
J 2 Family LP                      1                 1                        Form 3 due in Jan. 2004
JAAVBR LP                          1                 1                        Form 3 due in Jan. 2004
Jades Family LP                    1                 1                        Form 3 due in Jan. 2004
Rea Brothers Ltd.                  1                 1                        Form 3 due in Apr. 2004
Rea Capital Corporation            1                 4

Principal Executive and Financial Code of Ethics

In fiscal 2004, we adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. We will provide a copy of our code of ethics to any person without charge, upon request sent to our Corporate Secretary at 1507 Capital Avenue, Suite 101, Plano, Texas 75074.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2003, 2004 and 2005. None of our other executive officers were compensated in excess of $100,000 in total annual salary and bonus during the fiscal year ended December 31, 2005.

                                                  Annual Compensation                         Long-Term Compensation
                                                                                            Awards                  Payouts
                                                                                               Securities
                                                                                                 Under-
                                                                                   Restricted    lying           LTIP     All Other
                                                                  Other Annual       Stock      Options/       Payouts     Compen-
Name And                                   Salary       Comm.     Compensation       Awards       SARs         Payouts     sation
    Principal Position         Year         ($)          ($)           ($)            ($)          (#)           ($)         ($)
John E. Rea                     2005      120,000      31,000         6,000(1)         --             --           --        --
    Chief Executive Officer     2004      120,000          --        21,611            --             --           --        --
                                2003           --          --            --            --        833,333           --        --

James A. Rea                    2005      120,000     101,745(?)     95,538(2)         --             --           --        --
   President and                2004       65,723          --         5,723            --             --           --        --
   Chief Operating Officer      2003       63,997          --         2,907            --        833,333           --        --

Kevin L. Dahlberg               2005      120,000          --        23,000(3)         --             --           --        --
   Executive Vice President     2004       44,846          --         2,538            --        583,333           --        --
                                2003        4,077          --           203            --             --           --        --

---------------

(1) John E. Rea receives an annual transportation allowance of $12,000, an annual health insurance allowance of up to $9,000 and an annual membership and education dues and fees allowance of $10,000 for the Young President's Organization and is paid commission on sales.
(2) James A. Rea receives an annual transportation allowance of $12,000, an annual health insurance allowance of up to $9,000 and is paid commissions on sales.
(3) Mr. Dahlberg receives an annual transportation allowance of $6,000 and an annual health insurance allowance of up to $6,000 and we accrued salary of $20,000 payable to him.

Employee Stock Option Plan

In August 2004, our shareholders approved the 2004 Omnibus Stock Option Plan for the issue of up to 5,000,000 shares of our $0.001 par value common stock. As of December 31, 2005, options to acquire 4,468,336 shares of our common stock are issued and outstanding under the plan.

Option Grants Table

In March 2005, Bruce A. Hall, our Chief Financial Officer and a consultant for the Company, was granted 666,667 stock options at an exercise price of $0.50 per share. The option price was based upon a previous private placement offering and adjusted higher to reflect a premium of 67% in exchange for immediate vesting of the stock options.

In March 2005, John N. Brobjorg, our Corporate Controller and a consultant for the Company, was granted 166,667 stock options at an exercise price of $0.50 per share. The option price was based upon a previous private placement offering and adjusted higher to reflect a premium of 67% in exchange for immediate vesting of the stock options.

There were no other grants of stock options or stock appreciation rights (SARs) made to our named executive officers during the fiscal year ended December 31, 2005.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 2005 by each of our named executive officers, and the value as of December 31, 2005 of all unexercised stock options, on an aggregated basis. We do not currently have any outstanding stock appreciation rights (SARs).

                                                             Number Of                         Value Of
                                                            Securities                        Unexercised
                                                            Underlying                       In-The-Money
                         Shares                       Unexercised Options At                  Options At
                      Acquired On      Value               Dec. 31, 2005                     Dec. 31, 2005
Name                    Exercise      Realized                  (#)                               ($)
                          (#)           ($)         Exercisable / Unexercisable         Exercisable / Unexercisable

John E. Rea                --             --               416,667 / 416,666               $8,333.34 / $8,333.32

James A. Rea               --             --               416,667 / 416,666               $8,333.34 / $8,333.32

Kevin L. Dahlberg          --             --               276,667 / 306,666               $5,533.34 / $6,133.32

Bruce A. Hall              --             --                  666,667 / --                     $13,333.34 / --

John N. Brobjorg           --             --                  166,667 / --                      $3,333.34 / --

Long-Term Incentive Plan ("LTIP") Awards Table

The following table sets forth information regarding each award made to any of our named executive officers during the fiscal year ended December 31, 2005 under any LTIP.

                                           Performance                  Estimated Future Payouts Under
                         Number Of          Or Other                      Non-Stock Price-Based Plans
                      Shares, Units Or    Period Until
Name                    Other Rights       Maturation           Threshold            Target             Maximum
                            (#)             Or Payout           ($ or #)            ($ or #)            ($ or #)
John E. Rea                  --                  --                 --                  --                   --

James A. Rea                 --                  --                 --                  --                   --

Kevin L. Dahlberg            --(1)               --(1)           $    0(1)         $30,000/year(1)     $30,000/year(1)
                             --(2)               --(2)           $    0(2)         $60,000/year(2)     $60,000/year(2)

Bruce A. Hall           666,667(3)               --                  --                 --                   --

John N. Brobjorg        166,667(4)               --                  --                 --                   --

---------------

(1) Mr. Dahlberg's employment agreement provides that his annual base salary will increase from its current $120,000 to $150,000 upon the Company's raising a total of $4,000,000 in new equity or upon the Company's obtaining either 50,000 or more apartment units placed into its PropertySMART(R) program or $8,000,000 in annual PropertySMART(R) gross revenues.

(2) Mr. Dahlberg's employment agreement also provides that his annual base salary will increase from its current $120,000 to $180,000 upon the Company's becoming cash flow positive with a net operating income equal to 5% of sales.
(3) Mr. Hall is a consultant for the Company under a consulting agreement at $5,000 monthly. The stock options were granted at $0.50 per share, based upon a previous private placement offering and adjusted higher to reflect a premium of 67% in exchange for immediate vesting of the stock options.
(4) Mr. Brobjorg is a consultant for the Company under a consulting agreement at $1,500 monthly. The stock options were granted at $0.50 per share, based upon a previous private placement offering and adjusted higher to reflect a premium of 67% in exchange for immediate vesting of the stock options.

Compensation of Directors

In fiscal 2005, our board of directors approved a plan for director compensation. Each director is paid $12,000 as an annual retainer for services; $1,500 for each board meeting attended in person or $1,000 for each board meeting attended via teleconference; $1,500 for attending our annual meeting of stockholders. Additionally, committee members are paid $750 for each committee meeting attended, with the chairman paid $1,000. The approved director compensation plan applied to both 2004 and 2005, but due to cash flow constraints no actual payments were made. Accordingly, the entire amount for both 2004 and 2005 director compensation, in the aggregate amount of $258,250, has been recorded as accrued expenses as of December 31, 2005.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

We have an employment agreement with our Chief Executive Officer, John E. Rea (the "John E. Rea Agreement"). The John E. Rea Agreement provides for an annual base salary of $120,000, a transportation allowance of $1,000 per month, a health insurance allowance of up to $750 per month, a sales commission equal to 1.75% of our consolidated gross revenue, participation in any savings and retirement plan and welfare benefit plans adopted by us and other standard provisions. Additionally, the John E. Rea Agreement provides for an annual $10,000 dues allowance for the Young Presidents Organization. The John E. Rea Agreement also provides for a one-time net termination fee of $1,000,000 upon any early termination by us.

We have an employment agreement with our President and Chief Operating Officer, James A. Rea (the "James A. Rea Agreement"). The James A. Rea Agreement provides for an annual base salary of $120,000, a transportation allowance of $1,000 per month, a health insurance allowance of up to $750 per month, a sales commission equal to 1.75% of the Company's consolidated gross revenue, participation in any savings and retirement plan and welfare benefit plans adopted by us and other standard provisions. The James A. Rea Agreement also provides for a one-time net termination fee of $1,000,000 upon any early termination by us.

We have an employment agreement with our Executive Vice President, Vice President - Investor Relations and Secretary, Kevin L. Dahlberg (the "Dahlberg Agreement"). The Dahlberg Agreement provides for an annual base salary of $120,000, a transportation allowance of $500 per month, a health insurance allowance of up to $500 per month, participation in certain commission programs, savings and retirement plan and welfare benefit plans adopted by us and other standard provisions. In addition, the Dahlberg Agreement provides that Mr. Dahlberg's annual base salary will increase to $150,000 upon our raising a total of $4,000,000 in new equity or upon our obtaining either of 50,000 or more apartment units placed into our PropertySMART(R) program or $8,000,000 in annual PropertySMART(R) gross revenues, and will increase to $180,000 upon our becoming cash flow positive with a net operating income equal to 5% of sales.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 23, 2006, the name, address, amount and nature of beneficial ownership and percentage of such ownership of each person or group known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Except as noted below, each holder has sole voting and investment power with respect to all shares of common stock listed as beneficially owned.

Name And Address Of                          Amount And Nature       Percent Of
Beneficial Owner                         Of Beneficial Ownership(1)  Class((2))
----------------                         --------------------------  ----------

JAAVBR, LP((3))                               3,216,667                10.5%
    1507 Capital Avenue, Suite 101
    Plano, Texas 75074

DKWFLP LP                                     3,200,000                10.4%
    8235 Douglas Ave., Suite 106
    Dallas, Texas 75225

J 2 Family LP((4))                            3,200,000                10.4%
    1507 Capital Avenue, Suite 101
    Plano, Texas 75074

Jades Family LP                               3,200,000                10.4%
    8235 Douglas Ave., Suite 106
    Dallas, Texas 75225

Jerod Yates                                   1,875,000                 6.1%
    1233 Tracey Lynn Drive, Suite A
    Abilene, Texas 79601

---------------

(1) Includes all shares of our common stock with respect to which each holder directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares.
(2) Based upon 30,704,169 shares, consisting of 26,457,637 shares outstanding as of March 23, 2006, and 4,246,532 shares authorized for issuance as of March 23, 2006, but subsequently issued.
(3) James A. Rea, our President, Chief Operating Officer and director, is a limited partner of JAAVBR, LP.
(4) John E. Rea, our Chief Executive Officer and director, is a limited partner of J 2 Family LP and the President of its general partner

Security Ownership of Management

The following table sets forth, as of March 23, 2006, the name, address, amount and nature of beneficial ownership and percentage of such ownership of (i) each of our current directors and executive officers; and (ii) all directors and executive officers as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of common stock listed as beneficially owned.
                                                Amount And Nature
Name And Address Of                               Of Beneficial       Percent Of
Beneficial Owner                                  Ownership(1)        Class((2))

James A. Rea                                      3,680,485(3)          12.0%
    1507 Capital Avenue, Suite 101
    Plano, Texas 75074

John E. Rea                                       3,658,958(4)          11.9%
    1507 Capital Avenue, Suite 101
    Plano, Texas 75074

Edward P. Rea                                       834,744(5)           2.7%
    1507 Capital Avenue, Suite 101
    Plano, Texas 75074

Bruce A. Hall                                       714,286(6)           2.3%
    836 Blue Jay Lane
    Coppell, Texas 75019

Kevin L. Dahlberg                                  343,242(7)            1.1%
    1507 Capital Avenue, Suite 101
    Plano, Texas 75074

John N. Brobjorg                                   214,286(8)              *
    4209 Cedarbrook Circle
    Richardson, Texas 75082

Paul S. Johnson                                      19,584(9)             *
    2122 Country Club Drive, # 280
    Carrollton, Texas 75006

Michael A. Jenkins                                   17,500                *
    2151 Fort Worth Avenue
    Dallas, Texas 75211

J. Kenneth Dunn                                      16,886                *
    14139 Valley Creek Drive
    Dallas, Texas 75240

All directors and executive officers
    as a group (9 persons)                        9,414,848             35.7%

---------------

(*)    Less than 1 percent

(1) Includes all shares of our common stock with respect to which each holder directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares.

(2) Based upon 30,704,169 shares, consisting of 26,457,637 shares outstanding as of March 23, 2006, and 4,246,532 shares authorized for issuance as of March 23, 2006, but subsequently issued.

(3) Includes (i) 458,333 shares that James A. Rea has the right to acquire within 60 days upon the exercise of options; (ii) 1,784 shares owned by Tenax, Inc.; (iii) 3,451 shares owned by JR Holdings, Inc.; (iv) 3,216,667 shares owned by JAAVBR, LP; and (v) 250 shares owned by members of James
      A. Rea's immediate family. James A. Rea is President of Tenax, Inc. and JR Holdings, Inc. and a limited partner of JAAVBR, LP.

(4) Includes (i) 458,333 shares that John E. Rea has the right to acquire within 60 days upon the exercise of options; (ii) 3,200,000 shares owned by J 2 Family LP; and (iii) 625 shares owned by members of John E. Rea's immediate family. John E. Rea is a limited partner of J 2 Family LP and the President of its general partner.

(5) Includes (i) 250,000 shares that Edward P. Rea has the right to acquire within 60 days upon the exercise of options; and (ii) 584,744 shares owned by Rea Brothers Limited. Edward P. Rea is Chairman of Rea Brothers Limited.

(6) Includes (i) 666,667 shares that Mr. Hall has the right to acquire within 60 days upon the exercise of options; and (ii) 47,619 shares owned by BHDH Family, L.P., an entity owned by members of Mr. Hall's immediate family. Mr. Hall has no ownership interest or position in BHDH Family, L.P.

(7) Includes 280,000 shares that Mr. Dahlberg has the right to acquire within 60 days upon the exercise of options.

(8) Includes (i) 166,667 shares that Mr. Brobjorg has the right to acquire within 60 days upon the exercise of options.

(9)   Includes 42 shares owned by members of Mr. Johnson's immediate family.

Item 12. Certain Relationships and Related Transactions.

In October 2003, we issued a $75,000 unsecured promissory note to J. E. Rea, our CEO, of which $24,792 was outstanding at December 31, 2004. This promissory note was issued in exchange for working capital advanced to the Company, bears interest at 10% per annum and is due on demand. During the year ended December 31, 2005, our subsidiary Restoration Group America, Inc. made an aggregate of $20,000 in principal payments on this note and an aggregate of $14,543 was reclassed from Mr. Rea's accrued payroll and added to this note, leaving an outstanding balance of $19,336 at December 31, 2005.

In October 2003, we issued a $15,000 unsecured promissory note to J. E. Rea, our President/CEO, of which $3,120 was the short- term portion outstanding at December 31, 2005. This promissory note was issued in exchange for working capital advanced to the Company, bears interest at 9.2% per annum with monthly principal and interest payments of $432.62 and is due in March 2007. During the year ended December 31, 2005, our subsidiary Restoration Group America, Inc. made an aggregate of $3,952 in principal payments on this note and an aggregate of $3,014 was reclassed from the long-term portion, leaving an outstanding balance of $2,182 at December 31, 2005.

In January 2004, Restoration Group America, Inc., one of our subsidiaries, entered into a consulting agreement with Edward P. Rea, our then-Chairman of the Board, pursuant to which we paid Mr. Rea $8,500 per month, plus a transportation allowance of $500 per month, in exchange for his services rendered to us and our subsidiaries. This agreement was subsequently replaced on October 1, 2005 by a new consulting agreement between us and Edward P. Rea, via Schooner Realty, Inc. (the "Edward P. Rea Agreement"). The Edward P. Rea Agreement grants Mr. Rea the title of Executive Chairman and provides for annual consulting fees of $120,000, a transportation allowance of $1,000 per month, a health insurance allowance of up to $750 per month, a sales commission equal to 0.50% of the Company's consolidated gross revenue, and a one-time net termination fee of $1,000,000 upon any early termination by the Company. For January through March 2005, $1,050 was paid resulting in a balance of $38,700 outstanding as of March 31, 2005. For April through June 2005, $29,250 was paid resulting in a balance of $39,200 outstanding as of June 30, 2005. For July through September 2005, $30,700 was paid resulting in a balance of $38,250 outstanding as of September 30, 2005. For October through December 2005, $30,250 was paid resulting in a balance of $31,000 outstanding as of December 31, 2005.

In June 2004, one of our significant shareholders and founders paid $71,004 on our behalf to a bank for a mandatory payment required under a line of credit. On August 27, 2004, we made a principal payment of $35,502. The promissory note is unsecured and is due on demand.

In June 2004, we issued 66,667 shares of common stock at $0.30 per share for the purchase of property and equipment from Rea Brothers, Limited, an Ontario corporation that is wholly owned by Edward P. Rea, our Executive Chairman and director. As a result of this transaction, we recorded $20,000 of PP&E on our consolidated balance sheet for 2004.

In July 2004, we issued a $5,000 unsecured promissory note to Michael Mayor, our VP Sales and Marketing, of which $5,000 is outstanding at December 31, 2005. This promissory note was issued in exchange for the purchase of a vehicle from Mr. Mayor, bears interest at 10% per annum and is due on demand.

In June 2004, we issued an aggregate of 239,000 restricted shares of our common stock to Rea Capital Corporation and The Crafter's Marketplace, Ltd., in full satisfaction of certain indebtedness incurred prior to June 2002, to cover working capital requirements. This indebtedness accrued interest at 8% and was due and payable in June 2003. Rea Capital Corporation is wholly owned and The Crafter's Marketplace, Ltd. was majority-owned by Rea Brothers, Limited, which is wholly owned by Elga Rea, the wife of our Executive Chairman and director, Edward P. Rea, and the mother of our Chief Executive Officer and director, John
E. Rea, and our President, Chief Operating Officer and director, James A. Rea. Edward P. Rea serves as Chairman of Rea Capital Corporation and Rea Brothers, Limited, and was formerly the Chairman of The Crafter's Marketplace, Ltd.

During a period in excess of 8 months following the damage inflicted by Hurricane Ivan in September 2004, we paid an aggregate of approximately $200,000 to Elga Rea, the wife of Edward P. Rea and the mother of John E. Rea and James
A. Rea, as reimbursement for food costs, materials and preparation and lodging costs, materials and coordination services she provided for the Company's restoration management team and its subcontractors (as many as three meals per day for up to 200 people per day) during the cleanup and rebuilding period following Hurricane Ivan.

In June 2005, certain of our directors, executive officers and consultants forgave an aggregate of $263,380 in moneys due and payable, comprised of $223,380 of commissions, $20,000 of salary, and $20,000 of consulting fees, as follows: (a) James A. Rea, our President, Chief Operating Officer and director, forgave $179,369 of commissions due and payable in relation to Florida storm related business; (b) Frank Iver Dahlberg, the father of Kevin Dahlberg, our Executive Vice President, forgave $44,011 of commissions due and payable in relation to Florida storm related business; (c) John E. Rea, our Chief Executive Officer and director, forgave $10,000 of salary due and payable; (d) Kevin Dahlberg, our Executive Vice President, forgave $10,000 of salary due and payable; (e) Edward P. Rea, our Executive Chairman, forgave $10,000 of consulting fees due and payable; and (f) Bruce Hall, our Chief Financial Officer on a consulting basis, forgave $10,000 of consulting fees due and payable.

In June 2005, we issued 47,842 shares of common stock, at $0.21 per share, to Kevin Dahlberg, our Executive Vice President, in exchange for expense reimbursements owed, and reduced our accounts payable by $10,047. The share price of $0.21 was utilized as the fair market value based upon the closing price of our common stock on the date of issuance.

In June 2005, we issued 95,238 shares of common stock, at $0.21 per share, 47,619 each to Bruce Hall and John Brobjorg, our Chief Financial Officer and Corporate Controller, each on a consulting basis, in exchange for consulting services owed, and reduced our accrued expenses by $20,000. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the date of issuance.

In December 2005, one of the Company's construction crews made $1,500 of personal repairs in the home of the Company's Chief Operating Officer in exchange for a reduction of monies previously owed this officer.

Item 13.   Exhibits

Exhibits are incorporated herein by reference or are filed with this Form 10-K as indicated below (numbered in accordance with Item 601 of Regulation S-B):

Exhibit No.       Description
-----------       -----------

3.1               Amended and Restated Articles of Incorporation
3.2(*)            Restated Bylaws (incorporated herein by reference to Exhibit
                  3.2 to Form 10-KSB filed April 15, 2004)
4.1(*) 2004 Omnibus Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Form 10-QSB filed August 24, 2005)
4.2(*) Form of Senior Subordinated Convertible Debenture (incorporated herein by reference to Exhibit 4.3 to Form 10-QSB filed August 24, 2005)
4.3(*) Amendment Number 1 to Subordinated Secured Convertible Debenture (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed August 4, 2005)
4.4(*) Form of Common Stock Warrant (incorporated herein by reference to Exhibit 99.2 to Form 8-K filed August 4, 2005)
10.1(*)           Consulting Agreement dated February 1, 2005 between Bruce A.
                  Hall and the Company (incorporated herein by reference to
                  Exhibit 10.1 to Form 10-QSB filed August 24, 2005)
10.2(*)           Consulting Agreement dated February 1, 2005 between John N.
                  Brobjorg and the Company (incorporated herein by reference to
                  Exhibit 10.2 to Form 10-QSB filed August 24, 2005)
10.3(*) Consulting Agreement dated January 1, 2005 between Schooner Realty and the Company (incorporated herein by reference to
                  Exhibit 10.3 to Form 10-QSB filed August 24, 2005)
10.4(*) Employment Agreement dated March 1, 2005 between Frank Dahlberg and the Company (incorporated herein by reference to
                  Exhibit 10.4 to Form 10-QSB filed August 24, 2005)
10.5(*)+          Employment Agreement dated October 19, 2004 between James A.
                  Rea and the Company (incorporated herein by reference to
                  Exhibit 10.5 to Form 10-QSB filed August 24, 2005)
10.6(*)           Employment Agreement dated October 19, 2004 between John E.
                  Rea and the Company (incorporated herein by reference to
                  Exhibit 10.6 to Form 10-QSB filed August 24, 2005)
10.7(*) Employment Agreement dated December 1, 2004 between Kevin Dahlberg and the Company (incorporated herein by reference to
                  Exhibit 10.7 to Form 10-QSB filed August 24, 2005)
10.8(*) Consulting Agreement dated April 1, 2005 between Richard Nelson and the Company (incorporated herein by reference to
                  Exhibit 10.8 to Form 10-QSB filed August 24, 2005)
10.9(*) Financial Advisory Agreement dated February 1, 2005 between Spencer Clarke LLC and the Company (incorporated herein by reference to Exhibit 10.9 to Form 10-QSB filed August 24,
                  2005)
10.10(*) Memorandum of Understanding for the Acquisition of Total Professional Restoration, Inc. and Offer of Employment for Mr. Jerod Yates (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed October 13, 2005)
10.11(*) Amended and Restated Security Agreement dated February 15, 2006 among Laurus Master Fund, Ltd., the Company and certain of its subsidiaries (incorporated herein by reference to
                  Exhibit 99.1 to Form 8-K filed February 23, 2006)
10.12(*) Master Security Agreement dated October 31, 2005 among Laurus Master Fund, Ltd., the Company and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.2 to Form 8-K filed November 9, 2005)
10.13(*) Amended and Restated Secured Convertible Note dated February 15, 2006 among Laurus Master Fund, Ltd., the Company and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.3 to Form 8-K filed February 23, 2006)
10.14(*) Amended and Restated Secured Non-Convertible Revolving Note dated February 15, 2006 among Laurus Master Fund, Ltd., the Company and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.4 to Form 8-K filed February 23,
                  2006)
10.15(*) Amended and Restated Registration Rights Agreement dated February 15, 2006 between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to Exhibit 99.5 to Form 8-K filed February 23, 2006)

10.16(*) Funds Escrow Agreement dated October 31, 2005 among the Company, Laurus Master Fund, Ltd. and Loeb & Loeb LLP (incorporated herein by reference to Exhibit 99.6 to Form 8-K filed November 9, 2005)
10.17(*) Amended and Restated Common Stock Purchase Warrant dated February 15, 2006 between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to Exhibit 99.6 to Form 8-K filed February 23, 2006)
10.18(*) Stock Pledge Agreement dated October 31, 2005 among Laurus Master Fund, Ltd., the Company and certain of its subsidiaries (incorporated herein by reference to Exhibit 99.9 to Form 8-K filed November 9, 2005)
10.19(*) Subsidiary Guaranty dated October 31, 2005 among Laurus Master Fund, Ltd. and certain subsidiaries of the Company (incorporated herein by reference to Exhibit 99.10 to Form 8-K filed November 9, 2005)
10.20(*) Reaffirmation and Ratification Agreement dated February 15, 2006 among Laurus Master Fund, Ltd., the Company and certain of its subsidiaries (incorporated herein by reference to
                  Exhibit 99.7 to Form 8-K filed February 23, 2006)
10.21(*) Common Stock Purchase Warrant dated February 15, 2006 between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to Exhibit 99.7 to Form 8-K filed February 23,
                  2006)
21.1              Subsidiaries of RG America, Inc.
31.1              Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
31.2              Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------

*     Previously filed.

Item 14. Principal Accountant Fees And Services

Audit Fees

An aggregate of $77,648 in fees was billed by Whitley Penn LLP for the fiscal year ended December 31, 2005 for professional services rendered by Whitley Penn LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such fiscal year.

An aggregate of $46,076 in fees, of which $21,358 was billed by our former auditors, Turner Stone, and $24,618 was billed by Whitley Penn LLP, was billed for the fiscal year ended December 31, 2004 for professional services rendered by Whitley Penn LLP subsequent to its appointment as our certifying accountant on April 28, 2004, and by Turner Stone prior to its dismissal as our certifying accountant on April 27, 2004, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such fiscal year.

Audit-Related Fees

An aggregate of $9,910 in fees was billed by Whitley Penn LLP for the fiscal year ended December 31, 2005 for assurance and related services by Whitley Penn LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

No fees were billed for the fiscal year ended December 31, 2004 for assurance and related services by Whitley Penn LLP or Turner Stone, as applicable, that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

Tax Fees

No fees were billed for the fiscal years ended December 31, 2005 or 2004 for professional services rendered by Whitley Penn LLP or Turner Stone, as applicable, for tax compliance, tax advice and tax planning.

All Other Fees

No fees were billed for the fiscal years ended December 31, 2005 or 2004 for products and services provided by Whitley Penn LLP or Turner Stone, as applicable, other than the services reported under the captions "Audit Fees" and "Audit-Related Fees" above.

Pre-Approval Policies and Procedures

Our standing Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. The Audit Committee's charter prohibits the Audit Committee from engaging our independent registered public accounting firm to perform any specific non-audit services proscribed by law or regulation. The Audit Committee may delegate pre-approval authority to one or more of its members. The Audit Committee's pre-approval policies and procedures do not include delegation to management of the Audit Committee's responsibilities under the Exchange Act. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting. All "Audit-Related" fees billed for the fiscal year ended December 31, 2005 were approved by the Audit Committee. Since no "Audit-Related" fees were billed for the fiscal year ended December 31, 2004, and no "Tax" or "All Other" fees were billed for the fiscal years ended December 31, 2005 or 2004, the Audit Committee was not required to approve any such fees. None of the hours expended on Whitley Penn LLP's engagement to audit our financial statements for the fiscal year ended December 31, 2005 were attributed to work performed by persons other than Whitley Penn LLP's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RG AMERICA, INC.


                               By:
                                       -----------------------------------------
                                       John E. Rea
                                       Chief Executive Officer
                               Date:   April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                                  Date

/s/ John E. Rea                           Chief Executive Officer (Principal     April 17, 2006
------------------------------------      Executive Officer) and Director
John E. Rea


/s/ Bruce A. Hall                         Chief Financial Officer (Principal     April 17, 2006
------------------------------------      Financial Officer)
Bruce A. Hall


/s/ Edward P. Rea                         Executive Chairman and Director        April 17, 2006
------------------------------------
Edward P. Rea


/s/ J. Kenneth Dunn                       Director                               April 17, 2006
------------------------------------
J. Kenneth Dunn


/s/ Michael A. Jenkins                    Director                               April 17, 2006
------------------------------------
Michael A. Jenkins


/s/ Paul S. Johnson, Jr.                  Director                               April 17, 2006
------------------------------------
Paul S. Johnson, Jr.


/s/ James A. Rea                          Director                               April 17, 2006
------------------------------------
James A. Rea

                                    EXHIBIT A
                                    ---------



Filed herewith are our following audited financial statements:
                                                                        Page No.
Report of Independent Registered Public Accounting Firm.......................2
Consolidated Balance Sheet at December 31, 2005...............................4
Consolidated Statements of Operations for the years ended
  December 31, 2005 and 2004..................................................6
Consolidated  Statements of Changes in Stockholders' Equity  (Deficit)
  for the years ended December 31, 2005 and 2004..............................7
Consolidated Statements of Cash Flows for the years
  ended December 31, 2005 and 2004............................................8
Notes to Consolidated Financial Statements....................................9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
RG America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of RG America, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RG America, Inc. and subsidiaries at December 31, 2005, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has previously incurred net losses, which have resulted in a significant accumulated deficit at December 31, 2005. Although the Company had net income of $2,068,551 for the year ended December 31, 2005 and working capital of $2,554,610 at December 31, 2005 the Company has substantial obligations with no current resources to satisfy these obligations raising substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ Whitley Penn LLP
--------------------
Dallas, Texas
March 28, 2006

                        RG AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

ASSETS
                                                                 December 31,
                                                                    2005
                                                                ------------
Current assets:
Cash and cash equivalents                                       $    683,346
Investment in certificate of deposit                                 140,000
Contracts receivable, net of allowance for doubtful
   accounts of $584,323                                            9,429,490
Unbilled revenue                                                   3,800,665
Prepaid expenses - net of accumulated amortization of $46,733        926,282
Other receivables                                                    513,616
Notes receivable                                                     351,000
                                                                ------------
Total current assets                                              15,844,399

Property and equipment, net of
   accumulated depreciation of $154,614                            1,042,515

Other non-current assets                                              58,850
                                                                ------------

Total assets                                                    $ 16,945,764
                                                                ============


         The accompanying notes are an integral part of the consolidated financial statements.

                        RG AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
                                                      December 31,
                                                         2005
                                                      ------------
Current liabilities:
Accounts payable, trade                               $  5,123,329
Accrued expenses                                         2,217,530
Withholding taxes payable                                   91,720
Deferred revenue                                           820,044
Bank line-of-credit                                        140,000
Notes payable - related party                               26,518
Notes payable                                            4,870,648
                                                      ------------
Total current liabilities                               13,289,789

Long-term debt - related party                               4,685
                                                      ------------
Total liabilities                                       13,294,474

Commitments and contingencies                                   --

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock, $.001 par value, 35,000,000 shares

authorized, none issued and outstanding                         --
Common stock, $.001 par value, 300,000,000 shares
authorized, 26,373,861 issued and outstanding               26,373
Common stock subscribed, 4,212,441 shares                 (271,686)
Additional paid in capital                               8,044,105
Common stock warrants                                    1,610,329
Accumulated deficit                                     (4,884,000)
                                                      ------------
                                                         4,525,121

Less: Deferred stock compensation                         (873,831)
                                                      ------------

Total stockholders' equity                               3,651,290
                                                      ------------

Total liabilities and stockholders' equity            $ 16,945,764
                                                      ============


         The accompanying notes are an integral part of the consolidated financial statements.

                        RG AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended
                                                     December 31,
                                                  2005            2004
                                              ------------    ------------
Revenues                                      $ 20,624,443    $  5,100,111

Cost of revenues                                11,448,710       2,907,886
                                              ------------    ------------
Gross profit                                     9,175,733
                                                                 2,192,225

Operating expenses:

Selling, general and administrative              1,992,582         755,496

Compensation, payroll taxes and benefits         2,698,112       1,739,652
Stock compensation                                 358,237         515,738

Consulting and contract labor                      503,820         477,991

Professional                                       367,599         283,012
Impairment of subsidiary                                --         144,661
Impairment of goodwill                                  --         401,033
Recovery of impairment                            (116,669)             --
Impairment of leasehold improvements               123,230              --

Rent                                               411,609         137,506

Depreciation                                       109,211          48,579
                                              ------------    ------------
Total operating expenses                         6,447,731       4,503,668
                                              ------------    ------------


Operating income (loss)                          2,728,002      (2,311,443)

Other income (expense):

Other income (expense), net                       (143,000)         79,814

Interest and financing cost, net                  (516,451)        (51,822)
                                              ------------    ------------
Total other income (expense)                      (659,451)         27,992
                                              ------------    ------------

Net income (loss)                             $  2,068,551    $ (2,283,451)
                                              ============    ============

Earnings (loss) per share - basic             $       0.08    $      (0.13)
                                              ============    ============
Earnings (loss) per share - diluted           $       0.08    $      (0.13)
                                              ------------    ------------

Basic weighted average outstanding shares       26,036,864      17,707,502
Diluted weighted average outstanding shares     27,901,621      17,707,502


         The accompanying notes are an integral part of the consolidated financial statements

                        RG AMERICA, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2005 and 2004


                                                           Preferred Stock                    Common Stock
                                                   -----------------------------     ----------------------------
                                                      Shares           Amount           Shares           Amount
                                                   ------------     ------------     ------------     ------------
Balance at December 31, 2004                                 --               --       19,770,390           19,770
                                                   ------------     ------------     ------------     ------------
Stock issued for subscribed stock                                                       4,158,049            4,158

Stock issued for professional services                       --               --            7,050                7

Proceeds from sale of common stock                           --               --           90,000               90

Stock issued for conversion of notes payable                 --               --            4,167                4

Stock issued for conversion of convertible
debentures                                                   --               --               --               --

Stock issued for conversion of accrued expense               --               --          331,594              333

Stock issued for conversion of accounts payable              --               --          121,042              121

Stock issued for other non current asset, net                --               --           45,455               45

Unrecorded stock adjustment                                  --               --           26,670               26

Stock issued for TPR acquisition                             --               --        1,875,000            1,875

Stock cancelled related to PBS acquisition                   --               --          (55,556)             (56)

Stock warrant issued for debt services                       --               --               --               --

Stock warrant issued for equity services                     --               --               --               --

Stock issued for equity services                             --               --               --               --

Issuance of employee stock options and related               --
amortization                                                 --               --               --               --

Stock issued for Conversion                                  --               --               --               --

     sweetener on convertible debentures                     --               --               --               --

Net income, year ended December 31, 2005                     --               --               --               --
                                                   ------------     ------------     ------------     ------------
Balance at December 31, 2005                                 --     $         --       26,373,861     $     26,373
                                                   ============     ============     ============     ============

                                                           Common Stock               Additional        Deferred         Common
                                                            Subscribed                 Paid-In        Compensation        Stock
                                                   -----------------------------
                                                      Shares           Amount          Capital                           Warrants
                                                   ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2004                          4,661,919         (271,238)       5,517,675          (53,125)         130,000
                                                   ------------     ------------     ------------     ------------     ------------
Stock issued for subscribed stock                    (4,158,049)          (4,158)              --               --               --

Stock issued for professional services                       --               --            4,223               --               --

Proceeds from sale of common stock                    2,655,556            2,656        1,052,404               --               --

Stock issued for conversion of notes payable                 --               --            2,496               --               --

Stock issued for conversion of convertible
debentures                                              888,896              889          399,111               --               --

Stock issued for conversion of accrued expense          162,763              163          152,254               --               --

Stock issued for conversion of accounts payable              --               --           24,346               --               --

Stock issued for other non current asset, net           (34,091)             (34)           7,489               --               --

Unrecorded stock adjustment                                  --               --              (26)              --               --

Stock issued for TPR acquisition                             --               --          841,875         (843,750)              --

Stock cancelled related to PBS acquisition                   --               --         (116,613)              --               --

Stock warrant issued for debt services                       --               --               --               --        1,189,629

Stock warrant issued for equity services                     --               --         (290,700)              --          290,700

Stock issued for equity services                         35,445               36            3,964               --               --

Issuance of employee stock options and related
amortization                                                 --               --           19,375           23,044               --

Stock issued for Conversion                                  --               --          309,351               --               --

     sweetener on convertible debentures                     --               --          116,881               --               --

Net income, year ended December 31, 2005                     --               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
Balance at December 31, 2005                          4,212,441     $   (271,686)    $  8,044,105     $   (873,831)    $  1,610,329
                                                   ============     ============     ============     ============     ============

                                                                       Total
                                                  Accumulated      Stockholders'
                                                                      Equity
                                                    Deficit          (Deficit)
                                                  ------------     ------------
Balance at December 31, 2004                        (6,952,551)      (1,609,469)
                                                  ------------     ------------
Stock issued for subscribed stock                           --               --

Stock issued for professional services                      --            4,230

Proceeds from sale of common stock                          --        1,055,150

Stock issued for conversion of notes payable                --            2,500

Stock issued for conversion of convertible
debentures                                                  --          400,000

Stock issued for conversion of accrued expense              --          152,750

Stock issued for conversion of accounts payable             --           24,467

Stock issued for other non current asset, net               --            7,500

Unrecorded stock adjustment                                 --               --

Stock issued for TPR acquisition                            --               --

Stock cancelled related to PBS acquisition                  --         (116,669)

Stock warrant issued for debt services                      --        1,189,629

Stock warrant issued for equity services                    --               --

Stock issued for equity services                            --            4,000

Issuance of employee stock options and related
amortization                                            42,419

Stock issued for Conversion                                 --          309,351

     sweetener on convertible debentures                    --          116,881

Net income, year ended December 31, 2005             2,068,551        2,068,551
                                                  ------------     ------------
Balance at December 31, 2005                      $ (4,884,000)    $  3,651,290
                                                  ============     ============

   The accompanying notes are an integral part of the consolidated financial statements


                        RG AMERICA, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2005 and 2004

                                                     Common Stock                                                          Total
          Preferred Stock      Common Stock            Subscribed       Additional               Common                Stockholders'
          --------------   ------------------    ------------------      Paid-In   Deferred      Stock    Accumulated      Equity
          Shares  Amount   Shares      Amount     Shares     Amount      Capital  Compensation  Warrants   Deficit       (Deficit)
          ------  ------   ------      ------     ------     ------      -------  ------------  --------   -------       ---------
Balance
at
December
31, 2003      --    --    1,406,673      1,407          --        --     2,750,594         --    100,000   (4,669,100)   (1,817,099)
          ------  ----  -----------   --------   ---------  --------   -----------   --------    -------   ----------    ----------

Stock
issued
for
sub-
scribed
stock                       159,167        159    (159,167)     (159)           --         --         --           --            --

Stock
issued
for
pro-
fessional
services      --    --      343,008        343     176,667       177       474,218         --         --           --       474,738

Stock
issued
for
direct-
ors'
fees          --    --       50,000         50          --        --        19,950         --         --           --        20,000

Proceeds
from
sale of
common
stock         --    --    1,848,911      1,849     573,333       573       964,654         --         --           --       967,076

Stock
issued
in
exchange
for
note
receivable    --    --      448,167        448          --  (268,900)      268,452         --         --           --            --

Stock
issued
for
con-
version
of notes
payable       --    --    1,109,308      1,109     704,420       704       588,583         --         --           --       590,396

Stock
issued
for
con-
version
of
accounts
payable       --    --      737,328        737          --        --       406,096         --         --           --       406,833

Stock
issued
and
held by
transfer
agent
for
in-
struction      --    --        1,667          2          --        --           498         --         --           --           500

Stock
issued
for
property
and
equipment     --    --       81,667         81          --        --        28,919         --         --           --        29,000

Stock
issued
for
employee
compen-
sation        --    --       36,667         37      16,667        17        20,946         --         --           --        21,000

Stock
issued
in
exchange
for other
receiv-
ables         --    --       47,827         48      16,666    (6,983)       33,958         --         --           --        27,023

Stock
issued
for RGA
acqui-
sition        --    --   13,333,333     13,333   3,333,333     3,333       (16,666)        --         --           --            --

Stock
issued
for PBS
acqui-
sition        --    --      166,667        167          --        --       349,833         --         --           --       350,000

Stock
warrant
issued
for
equity
services      --    --           --         --          --        --       (30,000)        --     30,000           --            --

Issuance
of
employee
stock
options
and
related
amort-
ization       --    --           --         --          --        --        62,500    (53,125)        --           --         9,375

Purchase
price
adjust-
ment          --    --           --         --          --        --      (404,860)        --         --           --      (404,860)

Net loss,
year
ended
December
31, 2004      --    --           --         --          --        --            --         --         --   (2,283,451)   (2,283,451)
          ------  ----  -----------   --------   ---------  --------   -----------   --------    -------   ----------    ----------
Balance
at
December
31, 2004      --  $ --   19,770,390   $ 19,770   4,661,919  (271,238)  $ 5,517,675   $(53,125)  $130,000  $(6,952,551)  $(1,609,469)
          ======  ====  ===========   ========   =========  ========   ===========   ========    =======   ==========    ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                        RG AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended
                                                                         December 31,
                                                                       2005          2004
                                                                   -----------    -----------
Operating Activities:
Net income (loss)                                                  $ 2,068,551    $(2,283,451)
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities:
   Depreciation                                                        109,211         48,579

   Leasehold improvement impairment                                    123,230             --
   Provision for doubtful accounts                                     412,945         84,591

   Amortization of deferred compensation                                41,819          9,375
   Non cash interest expense                                           181,060             --
   Stock options issued for consulting services                        309,351             --
   Stock issued for professional services                                4,230        474,738
   Stock issued for employee compensation                                   --         21,000
   Stock issued for directors' fees                                         --         20,000
   Note issued for employee compensation                                    --          5,260
   Impairment of subsidiary long term assets                                --        144,661
   Impairment of goodwill                                                   --        401,033
   Recovery of impairment                                             (116,669)            --
   Stock warrant issued for debt services                               34,399             --
   Stock issued for debt services                                        4,000             --
   Gain on forgiveness of debt                                          (1,000)            --
   Changes in operating assets and liabilities:
      Contracts receivable                                          (8,032,657)    (1,211,096)
      Unbilled revenue and deferred revenue, net                    (3,304,659)      (196,353)
      Prepaid expenses                                                 (82,918)        23,589
      Other receivables                                                (55,532)        43,459
      Other non current assets                                         (46,350)            --

      Accounts payable - trade                                       3,358,505        802,132
      Accrued expenses                                                 940,766      1,292,968
      Withholding taxes payable                                       (177,974)        78,026
                                                                   -----------    -----------
Net cash used in operating activities                               (4,229,692)      (241,489)

Investing Activities:
Investment in certificate of deposit                                  (279,728)            --
Proceeds from investment in certificate of deposit                     139,728             --
Acquisition purchase price adjustment                                       --       (404,860)
Note receivable - related party                                             --           (756)
Notes receivable                                                      (335,000)        (8,184)
Purchase of other non current asset                                         --         (5,000)
Purchases of property and equipment                                   (999,342)       (61,180)
                                                                   -----------    -----------
Net cash used in investing activities                               (1,474,342)      (479,980)

Financing Activities:
Repayments of notes payable - related party                            (23,950)      (192,474)

Repayments of notes payable                                            (57,831)       (26,256)
Repayments of bank line of credit                                     (334,597)      (234,985)
Proceeds from bank line of credit                                      309,582             --
Proceeds from sale of common stock                                   1,055,150        967,076
Proceeds from issuance of notes payable                              4,924,805        211,356
Proceeds from issuance of notes payable - related party                  2,876         90,305
Proceeds from issuance of convertible debenture notes                  400,000             --
Advances from stockholders                                                  --          9,702
                                                                   -----------    -----------
Net cash provided by financing activities                            6,276,035        824,724

Net (decrease) increase in cash and cash equivalents                   572,001        103,255
Cash and cash equivalents at beginning of period                       111,345          8,090
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $   683,346    $   111,345
                                                                   ===========    ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid during the year for interest                             $   125,134    $    26,599
                                                                   ===========    ===========
Cash paid during the year for income taxes                         $        --    $        --
                                                                   ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                        RG AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                 Year Ended
                                                                                December 31,
                                                                              2005       2004
                                                                            --------   --------
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
-------------------------------------------------------------------------
Stock issued for conversion of accounts payable                             $ 24,467   $406,833
Stock issued for conversion of accrued expense                               152,750         --
Note payable related party issued for conversion of accrued expense           11,666         --
Note payable issued for purchase of property and equipment                     5,000         --
Stock issued for conversion of notes payable                                   2,500    590,396
Stock issued for purchase of property and equipment                               --     29,000
Stock issued in exchange for other receivable                                     --     34,023
Stock issued in exchange for note receivable                                      --    268,900
Stock issued for acquisition                                                      --    350,000
Stock issued in exchange for convertible debentures                          400,000         --
Stock issued for other non current asset                                       7,500         --
Net liabilities assumed in PBS acquisition                                        --     36,278
Stock issued and held by transfer agent for instruction                           --        500
Warrant issued for equity advisory services                                  290,700     30,000
Accounts receivable other issued for deferred revenue                        437,500         --


               The accompanying notes are an integral part of the
                       consolidated financial statements

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc., a Texas corporation ("RGA 2003") and its wholly-owned subsidiaries in a transaction that was accounted for as a combination of entities under common control. The wholly-owned subsidiaries of RGA 2003 that were acquired included: (i) RG Insurance Services, Inc., a Texas corporation ("RGIS") which is a general insurance agency, (ii) RG Risk Management, Inc., a Texas corporation ("RGRM") which is engaged in the business of providing claims management services, (iii) RG Restoration, Inc., a Texas corporation ("RGR") which is engaged in the business of performing commercial property restoration services and (iv) Restoration Group America, Inc., a Texas corporation ("RGA") which holds the intellectual property rights to the proprietary PropertySMARTSMSM program. The entities sometimes referred to herein as RGIS, RGRM, RGR and RGA are now indirect wholly-owned subsidiaries of RG.

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

      o CTFD Marine, Inc. - Ownership of a quarter's housing barge. o Urban Logic, Inc. - Non operating entity.

      o     RG Florida GC, Inc. - Holds a general contractor license in Florida.

      o     RG Florida SC, Inc. - Sub contractor entity in Florida.

      o     Invvision Funding Inc. - Non operating entity.

      o     RG Industries, Inc. - Non operating entity.

      o     RG Roofing, Inc. - Roofing construction entity.

      o Restoration Group America 2003, Inc. - Holding Company for Intellectual Property.

      o Restoration Group America, Inc. - Holding company for employees, payroll, rents and overhead.

      o Total Professional Restoration, Inc. d/b/a Remediation Group - Remediation Contractor.

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

On December 16, 2004, we determined that as a result of a material impairment of PBS, we would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation has been significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 is impaired and we have recorded this amount as an Impairment of Goodwill in the accompanying Consolidated Financial Statements as of December 31, 2004. Additionally, PBS net book assets of $144,661 have been written off and charged to Impairment of Subsidiary in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004. On March 16, 2005, the 55,556 shares of RG's common stock shares at $2.10 per share (post-split) held in escrow related to the acquisition of PBS were cancelled as a result of failed negotiations with the previous owners. This transaction was recorded as a recovery of impairment of $116,669.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

On October 12, 2005 RGA, acquired all of the common stock of Total Professional Restoration, Inc. (TPR). The aggregate purchase was $750,000.00 plus the balance of the Company's outstanding debt to Seller. The terms included (1) purchase price of $750,000.00 paid by the issuance of one million eight Hundred Seventy Five Thousand (1,875,000) restricted shares of The Company's $0.0001 par value Common Stock ("Common Stock"), based upon a share price of forty cents ($0.40) per share, that will vest ratably to seller over five year's of employment with RGA, and (2) At Seller's sole option , the option to convert the outstanding debt totaling $255,754 owed by Registrant to Seller into restricted shares of The Company's Common Stock based upon a share price of thirty cents ($0.30) per share. The option period was for ninety (90) days subsequent to the Transaction Date and expired without being exercised. Most of this $255,754 owed to Seller was paid by December 31, 2005. However, since the fair market value of the Company's stock was $0.45 per share as determined by recent private offerings of stock, we recorded the purchase price at $843,750. When recording this transaction, $843,750 was recorded as deferred compensation and will be amortized over the seller's five year employment agreement with RGA.

Additionally, on the Transaction Date, Registrant entered into an employment agreement with Mr. Jerod Yates, the previous sole owner of Seller. The acquisition and employment agreements are filed on Form 8-K.

Effective October 31, 2005, the Company entered into a Security Agreement with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). In connection with the Minimum Borrowing Note and the Revolving Note, the Company issued to Laurus a common stock purchase warrant ("Warrant") to purchase up to 2,962,963 shares of the Company's $0.001 par value per share common stock ("Common Stock") at $0.78 per share with a seven year term. Additionally, the Company and Laurus entered into a registration rights agreement ("Registration Rights Agreement") covering the registration Common Stock underlying the Minimum Borrowing Note and the Warrant.

The Minimum Borrowing Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The Minimum Borrowing
Note is due together with any unpaid and accrued interest hereon, on October 31, 2008 ("Maturity Date"). Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Minimum Borrowing Note and accrued interest into Common Stock at an exercise price of $0.71 per share. Additionally, the Company has the option, but not the obligation, to prepay the Minimum Borrowing Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Minimum Borrowing Note plus accrued and unpaid interest. As a result of the Minimum Borrowing Note, the Company obtained $4,907,805 of proceeds, net of $841,195 of expenses. Of the $841,195 of expenses, $396,195 was paid to the Company's financial agent, Spencer Clarke, LLC for financial agent fees, $418,000 was paid to Laurus Capital Management, LLC for management, due-diligence and documentation fees, $25,000 was paid to Synergy Structures, for financial agent fees; and $2,000 was paid to Loeb & Loeb LLP for escrow fees. The Company has recorded this note under current liabilities because the agreement with Laurus requires that monies borrowed are returned within 210 days.

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


The Security Agreement includes among other things, a stock pledge agreement, a guaranty from the Company and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The Security Agreement also includes a funding formula that determines a maximum amount of funds that the Company can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula. Laurus elected the option to override the formula and advanced the Company $250,000 on October 31, 2005 and cash was received January 12, 2006. The advance has an interest rate of Prime plus five percent (5.0%) and is due and payable with accrued interest on May 1, 2006.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005

2. GOING CONCERN

The accompanying consolidated financial statements of RG have been prepared assuming that we will continue as a going concern. However, the Company has previously incurred net losses, which have resulted in a significant accumulated deficit at December 31, 2005. Although the Company had net income of $2,068,551 for the year ended December 31, 2005, we previously had a net loss of $2,283,451 for the year ended December 31, 2004. At December 31, 2005, current assets exceeded current liabilities by $2,554,610, stockholders' equity was $3,651,290 and we had an accumulated deficit of $4,884,000.

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

We expect revenues will increase in 2006 as a result of continued work opportunities in Florida and Mississippi. Additionally, we have been successful in obtaining funding from the private sale of common stock and debt in 2005 as discussed in Stockholders' Equity - Note 9. There is no guarantee that we will be successful in obtaining the required funding required to successfully implement the business plan.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying balance sheet and related statements of operations, changes in stockholders' equity (deficit) and cash flows include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of RG and RGA 2003 and their subsidiaries as of December 31, 2005 and all significant intercompany transactions, accounts and balances have been eliminated.

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

Property and Equipment

Fixed assets greater than $1,000 are recorded at cost and depreciated over their useful lives, which range from three to seven years, using the straight-line method. Maintenance and repair expense are expensed as incurred. Leasehold improvements have estimated useful lives of the lesser of useful life or lease agreement with expected renewals. Machinery and equipment have useful expected lives from 3 - 5 years. Furniture and fixtures have estimated useful lives of 3 years.

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of contracts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2005.

Goodwill

Goodwill represents the excess purchase price over the fair market value of the net assets acquired. In accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized but is subject to annual impairment tests. On December 16, 2004, we determined that as a result of a material impairment of PBS, we would wind down and close the PBS operation. As a result, we believe that the PBS valuation was significantly impaired and as a result of our impairment analysis, the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 was impaired and we recorded this amount as Impairment of Goodwill in the Consolidated Statement of Operations as of December 31, 2004.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


On March 16, 2005, the 55,556 shares of our common stock held in escrow related to the acquisition of PBS were cancelled due to failed negotiations with previous owners. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005 as reflected in the accompanying Consolidated Statement of Operations as of December 31, 2005.


Revenue Recognition - Construction

The majority of revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. We perform work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. We recognize revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. No significant losses on uncompleted contracts existed at December 31, 2005. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined. The liability account deferred revenue in the accompanying Consolidated Balance Sheet includes those amounts that have been billed out to the customer but the revenue has not yet been earned.

Revenue Recognition - Insurance

Insurance premiums collected are primarily for terms of one year. We recognize commission revenue ratably over the course of the year as the commissions are earned and defer revenue recognition on commissions not yet earned. The liability account Deferred Revenue in the accompanying Consolidated Balance Sheet includes those amounts that would have to be paid to the insurance carrier if an insurance policy was cancelled. Insurance revenue represented 0.7% and 4.0% in 2005 and 2004, respectively, of total revenues.

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


SFAS 123, as amended, requires the disclosure of pro forma net loss and net loss per share as if the Company applied the fair value method. The Company's computations for employee grants were made using a Black-Scholes model using the following weighted average assumptions: 2005- expected life of 3.41 years; risk free rate of 4.14%; no dividends during the expected life; and a volatility of 162.63%. The weighted average fair value of options granted in 2005 was $0.361. 2004- expected life of 7 years; risk free rate of 3.90%; no dividends during the expected life; and a volatility of 220.3%. The weighted average fair value of options granted in 2004 was $0.20.


If the computed fair values of all the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net income (loss) would have been:

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005

                                                                                    Year Ended December 31,
                                                                                     2005            2004
                                                                                  ------------   ------------
Net income (loss) from  continuing operations, as reported (thousands)            $      2,069   $     (2,283)
   Add: Stock-based compensation expense included in net income (loss)                      42              9
   Less: Stock-based compensation expense determined under the fair value based
      method for all rewards                                                               199            288
                                                                                  ------------   ------------
   Pro forma net income (loss)                                                    $      1,912   $     (2,562)

Earnings (loss) per share:
   Basic - as reported                                                            $        .08   $      (0.13)
   Diluted - as reported                                                          $        .08   $      (0.13)
   Basic - pro forma                                                              $        .07   $      (0.14)
   Diluted - pro forma                                                            $        .07   $      (0.14)

Basic weighted average outstanding shares                                           26,036,864     17,707,502
Diluted weighted average outstanding shares                                         27,901,621     17,707,502

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

Earnings Per Share

Basic earnings (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding or subscribed during the period. Diluted earnings (loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Basic earnings (loss) per common share (Basic                      Year Ended
EPS) excludes dilution and is computed by                         December 31,
dividing net income (loss) by the weighted average number of common shares outstanding or subscribed during the period. Diluted earnings (loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock.

                                                        2005          2004
                                                    ------------   ------------
Net income (loss), as reported (numerator)          $  2,068,551   $ (2,283,451)
                                                    ============   ============
Net income (loss), for diluted earnings per share
- income available to shareholders after assumed
conversion as reported (numerator)                  $  2,099,387   $ (2,283,451)
                                                    ============   ============
Weighted average number of common shares
outstanding (denominator) - basic                     26,036,864     17,707,502
                                                    ------------   ------------
Effect of dilutive securities:
      Employee stock options                           1,393,216             --
      Warrants                                            41,686             --
      Convertible debentures                             429,855             --
Weighted average number of common shares
outstanding (denominator) - dilutive                  27,901,621     17,707,502
                                                    ------------   ------------

Net income (loss) per share - basic                 $       0.08   $      (0.13)
                                                    ============   ============

Net income (loss) per share - diluted               $       0.08   $      (0.13)
                                                    ============   ============

The number of outstanding employee stock options, warrants and any contingently issuable shares that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for these periods presented because of their impact was anti-dilutive for the periods presented are as follows: 5,335,184 for the year ended December 31, 2005 and all potentially dilutive securities were excluded from the year ended December 31, 2004.

Accumulated Other Comprehensive Income

As of the date of these Consolidated Financial Statements, the Company had no components of other comprehensive income as defined by SFAS No. 130 "Accumulated Other Comprehensive Income" other than its net loss.

Reclassifications

Certain amounts in the year ended December 31, 2004 financial statements have been reclassified to conform to the 2005 presentation.

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No. 25`s intrinsic value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS 123(R)`s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company's overall consolidated financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future.

4. CONTRACTS

A) CONSTRUCTION CONTRACTS

Construction contracts receivable were comprised of the following at December 31, 2005:

Contract receivables billed:
----------------------------
Completed contracts                                                $  6,732,155
Contracts in progress                                                 3,070,837
Retainage                                                               210,821
Less: Allowance for doubtful accounts                                  (584,323)
                                                                   ------------
                                                                   $  9,429,490
                                                                   ============

The asset account, "Unbilled revenue", represents revenues recognized in excess of amounts billed. The liability account "Deferred revenue" represents billings in excess of revenues recognized.

Balances at December 31, 2005 were comprised of the following:

Costs incurred on uncompleted contracts                            $  7,077,883

Estimated earnings                                                    4,446,456
                                                                   ------------
                                                                     11,524,339
Less: Billings to date                                               (8,163,873)
                                                                   ------------
                                                                   $  3,360,466
                                                                   ============

Balance sheet presentation:
---------------------------
Unbilled revenue                                                   $  3,800,665
Deferred revenue                                                       (440,199)
                                                                   ------------
                                                                   $  3,360,466
                                                                   ============

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


B) INSURANCE CONTRACTS
Balance sheet presentation:                                        $         --
---------------------------                                                  --
                                                                   ------------
Unbilled                                                                (11,622)
                                                                   ------------
Deferred revenue                                                   $    (11,622)
                                                                   ============

C) OTHER CONTRACTS

Balance sheet presentation:                                        $         --
---------------------------                                                  --
                                                                   ------------
Unbilled                                                               (368,223)
                                                                   ------------
Deferred revenue                                                   $   (368,223)
                                                                   ============

5. MARKETABLE SECURITIES AND NOTES RECEIVABLE

In June 2004, the Company received from a corporation, which is a strategic partner of RG, a warrant to purchase 333,333 shares of RS Group of Companies' common stock through June 2009 at a price of $19.50 per share in exchange for current and ongoing strategic financial services. No value was assigned to the warrant since the exercise price of $19.50 per share significantly exceeds the fair market value of the stock price per share on the measurement date.

In December 2005, the Company entered into a consulting service agreement with a third party unrelated client in which the Company will provide services over a one year period in exchange for 700,000 shares in the client's common stock. As of December 31, 2005, 350,000 of these shares should have been received and the remaining 350,000 shares were to be received by March 31, 2006. At the time the consulting agreement was executed, these shares had a fair market value of $875,000 or $1.25 per share, as determined by the price of recent issuances of stock by the client. The Company accrued for the receipt of the 350,000 shares of common stock by recording a debit of $437,500 to accounts receivable-other and crediting deferred revenue. The deferred revenue will be recognized over the one year period of the consulting agreement through December 2006. When the additional 350,000 shares of common stock are due in March 2006, the Company will record a debit of $437,500 to investment in available for sale security and credit deferred revenue, to be amortized over the remaining period of the consulting agreement.

In June 2002, a third party issued the Company a promissory note for $20,000. In May 2004, the third party repaid $4,000 on this promissory note, resulting in an outstanding balance of $16,000 at December 31, 2005. There is no stated interest rate or due date. In addition, there is no collateral on this promissory note.

On December 5, 2005, a third party issued the Company a secured promissory note for $335,000. The rate of interest is 15% per annum and computed on the basis of a 365 day year for the actual number of days lapsed. The principal plus all accrued but previously unpaid interest is due and payable on the earliest of i) February 5, 2006, ii) immediately prior to the closing of the acquisition of a majority of stock of the third party by another entity by means of a transaction or a series of related transactions, iii) the closing of a financing the third party which results in at least $500,000 in net proceeds to the third party, or
iv) the closing of the sale of all or substantially all of the assets of the third party, unless the third party stockholders of record prior to such acquisition or sale set forth in ii) and iv) above shall hold at least 50% of the voting power of the acquiring or surviving entity immediately after such acquisition or sale. This note receivable is secured by a pledge of shares representing 51% of the outstanding shares of the third party and 400,000 shares of RG America, Inc. common stock registered in the name of Rea Brothers, Ltd., a related party.

6. IMPAIRMENT

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

On March 16, 2005, the 55,556 shares of our common stock held in escrow as related to the acquisition of PBS were cancelled due to failed negotiations with previous owners. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005 as reflected in the accompanying Consolidated Statement of Operations.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005:

Leasehold improvements     $   262,952
Machinery and equipment        827,111
Furniture and fixtures         107,066
Accumulated depreciation      (154,614)
                           -----------
                           $ 1,042,515
                           ===========

8. ACQUISITIONS

On October 12, 2005 RGA, acquired all of the common stock of Total Professional Restoration, Inc. (TPR). The aggregate purchase was $750,000.00 plus the balance of the company's outstanding debt to Seller. The terms included (1) purchase price of $750,000.00 paid by the issuance of one million eight Hundred Seventy Five Thousand (1,875,000) restricted shares of The Company's $0.0001 par value Common Stock ("Common Stock"), based upon a share price of forty cents ($0.40) per share, that will vest ratably to seller over five year's of employment with RGA, and (2) At Seller's sole option , the option to convert the outstanding debt totaling $255,754 owed by Registrant to Seller into restricted shares of The Company's Common Stock based upon a share price of thirty cents ($0.30) per share. The option period was for ninety (90) days subsequent to the Transaction Date and expired without being exercised. Most of this $255,754 owed to Seller was paid by December 31, 2005. However, since the fair market value of the Company's stock was $0.45 per share as determined by recent private offerings of stock, we recorded the purchase price at $843,750. When recording this transaction, $843,750 was recorded as deferred compensation and will be amortized over the seller's five year employment agreement with RGA. No value was assigned to the net assets transferred to the Company from acquiring TPR.

Additionally, on the Transaction Date, Registrant entered into an employment agreement with Mr. Jerod Yates, the previous sole owner of Seller. The acquisition and employment agreements are filed on Form 8-K.

The Company started to use TPR as a mold abatement subcontractor for the storm related business in first quarter 2005. All TPR subcontractor service fees prior to the acquisition will be paid to the Seller without any adjustments. TPR's results of operations were included in the Company's financial statements since October 12, 2005.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


9. DEBT

SHORT-TERM DEBT

Our short-term debt at December 31, 2005 consisted of the following:

Bank Line of Credit
$40,000 bank line of credit, dated April 26, 2005, bearing interest at the bank's prime rate plus 1.25 percent (8.5% at December 31, 2005), with an open ended payment term.

$100,000 bank line of credit, dated July 28, 2005, bearing interest at 3.97 $140,000 percent, payable monthly with principal due at maturity on July 28, 2006.

On March 1, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $50,000 and $47,676 was initially received by the Company against the facility. At December 2005, the outstanding balance of the facility was $0, and was available for additional borrowing at December 31, 2005.

On May 17, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $40,000 and $40,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility is $40,000 at December 31, 2005. The revolving line of credit facility is fully secured by a $40,000 certificate of deposit.

On July 28, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $100,000 and $100,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility is $100,000 at December 31, 2005. The revolving line of credit facility is fully secured by a $100,000 certificate of deposit.

Notes payable - Related Party
$75,000 unsecured promissory note, dated October 2003, bearing interest at 10% per annum and due on demand.

$5,000 unsecured promissory note, dated July 30, 2004, bearing interest at 10% per annum and due on demand.

$15,000 unsecured promissory note dated October 2003,
bearing interest at 9.2% - monthly payments of $432.32
- due March 2007                                                       $  6,867

Less: Current Portion                                                   (26,518)
                                                                       --------
Long term portion                                                      $  4,685
                                                                       ========

In October 2003, we executed a $75,000 unsecured promissory note, of which $19,336 was outstanding at December 31, 2005. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. (See Related Party Transactions Note 14).


In October 2003, the Company executed a $15,000 unsecured promissory note, of which $6,867 was outstanding at December 31, 2005. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432.62 and is due March of 2007. (See Related Party Transactions Note 14).

In July 2004, we executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at December 31, 2005. The promissory note is with an officer of RG, interest of 10% per annum and is due on demand. (See Related Party Transactions
Note 14).

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Notes payable
$185,100 unsecured promissory note, dated May 2004, bearing
interest at 10% for 90 days and 18% subsequently.
                                                                     $  182,600
$8,099 unsecured promissory note dated July 2003, bearing
interest at 8% per annum and due on demand                                8,099

$17,000 unsecured promissory note dated February 26, 2005,
non interest bearing and no defined repayment date                       17,000

$5,000 unsecured promissory note dated August 9, 2005,
bearing interest at 10% per annum and due January 2006.                   5,000

$10,000,000 secured revolving note dated October 31, 2005,
bearing interest at prime plus 2% (but never less than 6%)
per annum and due October 31, 2008                                    5,749,000
Less un-amortized debt discount on $10,000,000
secured revolving note dated                                         (1,091,051)
                                                                    -----------
October 31, 2005.                                                   $ 4,870,648
                                                                    ===========

In September 2003, the Company received $75,000 of proceeds from an unrelated third party with the anticipation of structuring a promissory note. However, the third party has not signed the promissory note as of the date of the accompanying consolidated financial statements. The Company was accruing interest at the rate of 15% per annum with the intent to repay the obligation when funds were available. The debt and accrued interest was repaid through construction related work and cash payments reducing the outstanding balance to $0 as of December 31, 2005.


Through May 2004, the Company had received $185,100 of proceeds in the form of a loan from an unrelated third party. The Company is accruing interest at the rate of 10% per annum for 90 days from June 15, 2004 and 18% subsequently. On February 9, 2005, $2,500 of this loan was converted into 4,167 shares of the Company's common stock. The outstanding principal balance of this note was $182,600 as of December 31, 2005.


On August 8, 2004, through the acquisition of PBS, we assumed a $6,000 unsecured promissory note from an unrelated party. The Company was accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds were available or through the issuance of RG common stock in exchange for the retirement of the promissory note. In December 2005, the Company negotiated a settlement for the retirement of this promissory note, which included a $5,000 principal payment, $1,000 in principal and all related interest forgiven, leaving the outstanding principal balance of this note $0 as of December 31, 2005.


On August 8, 2004, through the acquisition of PBS, we assumed a $8,099 unsecured promissory note from an unrelated party. We are accruing interest at the rate of 8% per annum with the intent to repay the obligation when funds are available or through the issuance of RG common stock in exchange for the retirement of the promissory note. The outstanding principal balance of this note was $8,099 as of December 31, 2005.


On February 5, 2005, the Company received $7,000 of proceeds and on February 26, 2005 the Company received $10,000 of proceeds in the form of a loan from an unrelated third party. This loan is a non-interest bearing note and does not have a defined repayment date. The outstanding principal balance of this note was $17,000 as of December 31, 2005.


On August 9, 2005, the Company had received $5,000 of property and equipment from an unrelated third party and in the form of a 10% per annum interest bearing note and is due January 2006. The outstanding principal balance of this note was $5,000 as of December 31, 2005.


Effective October 31, 2005, the Company entered into a Security Agreement with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). In connection with the Minimum Borrowing Note and the Revolving Note, the Company issued to Laurus a common stock purchase warrant ("Warrant") to purchase up to 2,962,963 shares of the Company's $0.001 par value per share common stock ("Common Stock") at $0.78 per share with a seven year term. The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $1,155,230 and recorded this amount to debt discount and common stock warrants. The Company amortized $64,179 of the debt discount in 2005 and recorded this cost to interest expense, resulting in $1,091,051 in un-amortized debt discount on December 31, 2005. Additionally, the Company and Laurus entered into a registration rights agreement ("Registration Rights Agreement") covering the registration Common Stock underlying the Minimum Borrowing Note and the Warrant.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


The Minimum Borrowing Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The Minimum Borrowing
Note is due together with any unpaid and accrued interest hereon, on October 31, 2008 ("Maturity Date"). Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Minimum Borrowing Note and accrued interest into Common Stock at an exercise price of $0.71 per share. Additionally, the Company has the option, but not the obligation, to prepay the Minimum Borrowing Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Minimum Borrowing Note plus accrued and unpaid interest. As a result of the Minimum Borrowing Note, the Company obtained $4,907,805 of proceeds, net of $841,195 of expenses. Of the $841,195 of expenses, $396,195 was paid to the Company's financial agent, Spencer Clarke, LLC for financial agent fees, $418,000 was paid to Laurus Capital Management, LLC for management, due-diligence and documentation fees, $25,000 was paid to Synergy Structures, for financial agent fees; and $2,000 was paid to Loeb & Loeb LLP for escrow fees. The Company has recorded this note under current liabilities because the agreement with Laurus requires that monies borrowed are returned within 210 days.

The Revolving Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The interest rate was 9.25% at December 31, 2005. The Revolving Note is due together with any unpaid and accrued interest hereon, on the Maturity Date. Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Revolving Note and accrued interest into Common Stock at an exercise price of $0.71 per share.

The Security Agreement includes among other things, a stock pledge agreement, a guaranty from the Company and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The Security Agreement also includes a funding formula that determines a maximum amount of funds that the Company can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula. Laurus elected the option to override the formula and advanced the Company $250,000 on October 31, 2005 and cash was received January 12, 2006. The advance has an interest rate of Prime plus five percent (5.0%) and is due and payable with accrued interest on May 1, 2006. The interest rate was 12.25% at December 31, 2005. At December 31, 2005, $4,501,000 was available for additional borrowing under the Revolving Note. (See Subsequent Events Note 15)

Convertible Debenture Note

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

In accordance with EITF Issue 98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios) as amended by EITF Issue 00-27 (Application of Issue No. 98-5 to Certain Convertible Instruments), the Company has evaluated that the $400,000 of senior subordinated convertible notes discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. However, the beneficial conversion feature was determined to be immaterial and the Company recorded no entry.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waived any and all defaults without further recourse until the amended maturity date of October 31, 2005 was reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company issued warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder received a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company issued 40,000 warrants to Holder with the warrants expiring on July 30, 2008. Additionally, the Company's Convertible Debenture Note was amended to provide additional incentive to convert in the future by adding a "sweetener" by lowering the conversion price from $0.60 per share to $0.45 per share. In accordance with SFAS 84, the Company booked $116,881 of interest expense and Additional paid in capital for such "sweetener" upon conversion, for the additional shares issued due to the reduced conversion price.

In September 2005, the Company's $400,000 of Convertible Debenture Notes converted into 888,896 shares of the Company's common stock at a price of $0.45 per share. The Convertible Debenture Note related accrued interest of $30,386 converted into 67,525 shares of the Company's common stock at a price of $0.45 per share. On November 15, 2005, additional Convertible Debenture Note related accrued interest of $450 converted into 999 shares of the Company's common stock at a price of $0.45 per share.

10. STOCKHOLDERS' EQUITY

Capital Structure

We are authorized to issue up to 300,000,000 shares of common stock, $.001 par value per share, of which 26,373,861 were issued and outstanding at December 31, 2005. We are also authorized to issue up to 35,000,000 shares of preferred stock, $.001 par value per share, of which none were issued and outstanding at December 31, 2005. Additionally, we had 4,212,441 shares subscribed but not issued at December 31, 2005 and these have been recorded as Common Stock Subscribed.

Issuances of Common Stock

On February 9, 2005, the Company issued 4,167 shares of common stock at $0.60 per share in conversion of a note payable to a non-related party. The share price of $0.60 was utilized as the fair market value on the issue date based upon the price of common stock sold in a recent private placement offering.

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

On March 25, 2005, the 45,455 shares of RG's common stock shares for the purchase of an insurance book of business at $0.66 per share. This transaction was recorded as an addition of $30,000 to other non-current assets. The share price of $0.66 was utilized as the fair market value based upon the closing price of common stock on the issue date.

In June 2005, the Company issued 172,000 shares of common stock in exchange for sales commissions owed an employee at approximately $0.23 a share, and accrued expenses on the Company's books were reduced $40,333. The share price of $0.23 was utilized as the fair market value based upon the closing price of common stock on the issue date.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


In June 2005, the Company issued 38,095 shares of common stock in exchange for expense reimbursements owed a former officer at $0.21 a share, and accrued expenses on the Company's books were reduced $8,000. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the issue date.

In June 2005, the Company issued 70,000 shares of common stock in exchange for consulting services owed a third party at approximately $0.18 a share, and accounts payable on the Company's books were reduced $12,500. The share price of $0.18 was utilized as the fair market value based upon the closing price of common stock on the issue date.

In June 2005, the Company issued 3,200 shares of common stock in exchange for consulting services owed a third party at $0.60 a share, and accounts payable on the Company's books were reduced $1,920. The share price of $0.60 was utilized based upon fair market value of the Company's common stock over several months during negotiations between the consultant and the Company.

In June 2005, the Company issued 47,842 shares of common stock in exchange for expense reimbursements owed an officer at $0.21 a share, and accounts payable on the Company's books were reduced $10,047. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the grant date.

In August 2005, the Company issued 7,050 shares of common stock in exchange for consulting services owed a third party at $0.60 a share, and accounts payable on the Company's books were reduced $4,230. The share price of $0.60 was utilized based upon fair market value of the Company's common stock over several months during negotiations between the consultant and the Company.

In August 2005, the Company issued 48,000 shares of common stock in exchange for salary owed an employee at $0.21 a share, and accrued salaries on the Company's books were reduced $10,080.

In October 2005, the Company issued 90,000 shares of common stock at the price of $0.45 per share raising $40,500.

On October 12, 2005 RGA, acquired all of the common stock of Total Professional Restoration, Inc. (TPR). The aggregate purchase was $750,000.00 plus the balance of The Company's outstanding debt to Seller. The terms included (1) purchase price of $750,000.00 paid by the issuance of one million eight Hundred Seventy Five Thousand (1,875,000) restricted shares of The Company's $0.0001 par value Common Stock ("Common Stock"), based upon a share price of forty cents ($0.40) per share, that will vest ratably to seller over five year's of employment with RGA, and (2) At Seller's sole option , the option to convert the outstanding debt owed by Registrant to Seller into restricted shares of The Company's Common Stock based upon a share price of thirty cents ($0.30) per share. The option period was for ninety (90) days subsequent to the Transaction Date and expired without being exercised. However, since the fair market value of the Company's stock was $0.45 per share as determined by recent private offerings of stock, we recorded the purchase price at $843,750. When recording this transaction, $843,750 was recorded as deferred compensation and will be amortized over the seller's five year employment agreement with RGA.

On November 15, 2005, additional Convertible Debenture Note related accrued interest of $450 converted into 999 shares of the Company's common stock at a price of $0.45 per share. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

In January through December 2005, 4,158,049 shares of common stock were issued from previously recorded Common Stock subscribed.

In January 2004, 50,000 shares of common stock were issued for professional services at $0.30 per share, and $15,000 was recorded as consulting expense. In March 2004, 63,255 shares of common stock were issued for legal services at $0.30 per share, and $18,977 was recorded as professional expense. The valuation of the shares issued was based upon recent sales of common stock through a private placement offering. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. As a result of these issuances, the Company issued a total of 113,255 shares and recorded a total of $33,977 for consulting expense.

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

In January 2004, we issued 1,109,308 shares of common stock for the conversion and settlement of notes payable to related parties. The valuation of the shares was based on the amount of debt forgiven. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

In January 2004, we issued 737,328 shares of common stock for the conversion and settlement of accounts payable to related and unrelated parties in the total amount of $406,833. The valuation of the shares was based on the amount of accounts payable forgiven. The issuances of these shares were exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Common Stock Subscribed

In June 2005, the Company subscribed 95,238 shares of common stock in exchange for consulting services owed two officers at $0.21 a share, and accrued expenses on the Company's books were reduced $20,000. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the subscription date.

In September 2005, the Company's $400,000 of Convertible Debenture Notes converted into 888,896 shares of the Company's common stock at a price of $0.45 per share. In addition, the Convertible Debenture Note related accrued interest of $30,386 converted into 67,525 shares of the Company's common stock at a price of $0.45 per share. The share price of $0.45 was utilized as a negotiated discount to the fair market value based upon the closing price of common stock on the subscription date.

In September 2005, the Company subscribed 2,655,556 shares of common stock at the price of $0.45 per share raising $1,195,000. The Company paid two third parties at total of $180,350 out of the stock issuance proceeds for equity consulting services and this cost was recorded as a reduction of additional paid in capital. In addition to this cash payment, the Company issued 26,556 shares of company stock priced at $0.45 per share valued at $11,950 to a third party and the cost was recorded as a reduction of additional paid in capital. Finally, the Company issued a three year warrant to a third party to purchase 252,910 shares of the Company's common stock at an exercise price of $0.4725 per share. The Black Scholes valuation of this warrant is $80,781 and was recorded as a reduction of additional paid in capital. The share price of $0.4725 was utilized as a negotiated discount to the fair market value based upon the closing price of common stock on the subscription date.

In October 2005, the Company subscribed for the cancellation of 34,091 of the 45,455 shares of RG's common related to the purchase of an insurance book of business on March 25, 2005 because certain conditions regarding this transaction were not met.

In December 2005, the Company subscribed 8,889 shares of common stock at the price of $0.45 per share as compensation to a third party valued at $4,000. The subscribed stock was granted for equity consulting services and the related cost was recorded as a reduction of additional paid in capital. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

In January through December 2005, 4,158,049 shares of common stock were issued from previously recorded Common Stock subscribed.

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

In September 2004, we agreed to issue 704,420 shares of common stock for the conversion and settlement of notes payable to a related party. The valuation of the shares was based on the amount of debt forgiven. At December 31, 2004, 704,420 shares had not been issued by the transfer agent and we have recorded the 704,420 shares as Common Stock Subscribed.

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

In December 2004, we agreed to issue 33,334 shares and 27,778 sharers of common stock for professional services at $1.02 per share and $1.20 per share, respectively, and $34,000 and $33,335, respectively, were recorded as consulting expense. The valuation of the shares was based upon the current trading market price of the common stock.

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005 or the Company having completed an offering of either debt or equity or both in excess of $2,000,000. The Holder waived any and all defaults without further recourse until the amended maturity date of October 31, 2005 was reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company issued warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder received a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company issued 40,000 warrants to Holder with the warrants expiring on July 30, 2008. The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $6,007 and recorded this amount to interest expense and common stock warrants.

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Effective October 31, 2005, the Company entered into a Security Agreement with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). In connection with the Minimum Borrowing Note and the Revolving Note, the Company issued to Laurus a common stock purchase warrant ("Warrant") to purchase up to 2,962,963 shares of the Company's $0.001 par value per share common stock ("Common Stock") at $0.78 per share with a seven year term. Additionally, the Company and Laurus entered into a registration rights agreement ("Registration Rights Agreement") covering the registration Common Stock underlying the Minimum Borrowing Note and the Warrant. The Company evaluated the warrant issuance in accordance with FAS 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $1,155,230 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized over the three year duration of the Revolving Note. The Company amortized $64,179 of the debt discount in 2005 and recorded this cost to interest expense, resulting in $1,091,051 in un-amortized debt discount on December 31, 2005. The $0.78 per share was based upon the 120% of the fair market value price of common stock on October 31, 2005 as indicated on the over the counter stock exchange.

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

In May 2004, we granted a corporation, which is a stockholder of RG, a warrant to purchase 1,000,000 shares of our common stock at a price of $0.60 per share in exchange for previous and ongoing financial advisory services to assist the Company. We determined that the fair market value of the services provided was $30,000 based upon comparable services in the marketplace and the entire $30,000 has been recorded against additional paid-in-capital. This warrant has an anti-dilutive clause, therefore no adjustment has been made for the Company's reverse stock split.

In June 2004, we granted RS Group of Companies, which is a strategic partner of RG, a warrant to purchase 333,333 shares of our common stock through June 2009 at a price of $6.00 per share in exchange for current and ongoing strategic financial services between the companies (See Note 5, Marketable Securities and Notes Receivable). The exercise price for the warrant was set at a premium to provide an incentive for both companies to perform currently and in the future, and as a result, no value was assigned to the warrant based upon the Company's valuation.

Stock Options

In August 2004, the Company adopted the 2004 Omnibus Stock Option Plan (the "2004 Plan"). The purpose of the 2004 Plan is to advance the business and development of the Company and its shareholders by affording to the employees, directors and officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the 2004 Plan's terms. The 2004 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options granted under the plan. Stock Options under the Plan may be granted by the Board of Directors or a Compensation Committee of the Board of Directors. The exercise prices for Options granted will be at the fair market value of the common stock at the time of the grant if a public market develops for the common stock or not less than the most recent price at which the Company had sold its common stock.

The following table summarizes activity related to options:
                              Number of Shares   Weighted Average
                                                 Exercise Price
                               ---------------   ---------------
Balance at December 31, 2004         4,258,333   $          0.30
  Granted                            1,793,334              0.48
  Exercised                                 --                --
  Forfeited                          1,583,331   $          0.30
                               ---------------   ---------------
Balance at December 31, 2005         4,468,336   $          0.37
                               ===============   ===============

      All but 214,666 options to purchase our common stock at December 31, 2005 have been issued with exercise prices equal to or greater than fair market value on the date of issuance. The Company recorded compensation expense of $332,395 related to options in 2005.

The terms of options to purchase our common stock are summarized below:

----------------------------Options Outstanding------------------------Options Exercisable------
                                                 Weighted
                                                 Average                                                  Weighted
                                Number          Remaining                                   Number         Average
                            Outstanding at     Contractual       Weighted Average       Exercisable at    Exercise
Range of Exercise Prices     Dec. 31, 2005         Life           Exercise Price         Dec 31, 2005       Price
------------------------- ------------------- --------------- ------------------------ ----------------- ------------
     $0.30 - $0.9120          4,468,336         8.3 Years              $0.37              2,418,124         $0.37
     ===============          =========         =========              =====              =========         =====

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

In October 2005, 250,000 employee stock options were granted to one employee at a strike price of $0.9120 per share. The stock options to employee at $0.9120 per share were based upon fair market value at the time of grant. In addition, in October 2005, 333,333 employee stock options were cancelled for a former officer at a strike price of $0.30 per share.

11. INCOME TAXES

There was no income tax during 2005 and 2004 due to the Company's net loss and valuation allowance position.

The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                               2005         2004
                                            ---------    ---------
Computed "expected" tax expense (benefit)   $ 703,307    $(776,373)
Change in valuation allowance                (703,047)     776,373
                                            ---------    ---------
                                            $      --    $      --
                                            =========    =========

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets:
Deferred revenue                    250,391
Allowance for doubtful accounts     216,200
                                  ---------
                                    466,591
Deferred tax liabilities:
Depreciation expense                (18,500)
                                  ---------
Net deferred tax asset              488,091
Valuation allowance                (488,091)
                                  ---------
Net deferred taxes                $      --
                                  =========

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized in the future. The valuation allowance has been decreased by $703,307 during fiscal year 2005 as a result of net operating income.

12. LEASE COMMITMENTS

Effective September 1, 2005, the Company signed a 26 month lease and relocated the corporate headquarters to 1507 Capital Avenue #101, Plano, TX 75074. The premises consist of approximately 6,636 square feet of office and warehouse space. Base rent of $4,000 per month with two months fee estimate will start November 1, 2005, with a total of $96,000 paid over the life of the lease.

Additionally, the Company has a non-cancelable equipment lease that is treated as an operating lease for financial statement purposes.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


The Company has various building leases associated with the storm business in Florida and Mississippi that are treated as operating leases for financial statement purposes.

In addition, the Company has several auto leases that are treated as operating leases for financial statement purposes. The Company is leasing three vehicles from Rea Brothers, related party, for general business purposes. In 2005, the Company paid Rea Brothers $10,683 in lease payments.

Rental expense charged to operations under operating leases for the years ended December 31, 2005 and 2004 was $128,994 excluding sublease income of $11,674 and $166,920 excluding sublease income of $23,348, respectively.

The future minimum lease payments for the non-cancelable operating lease are as follows:

Year ended December 31:           Amount
------------------------------   --------
2006                             $215,371
2007                               67,523
2008                               20,780
2009                                  518
                                 --------
Total                            $304,192
                                 ========

13. COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of December 31, 2005.

The Company has included $91,351 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of December 31, 2005. Of this liability, $33,431 is for RGA and the Company has structured an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS's $57,920 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest.

The Company has included $150,000 of Other expense related to the anticipated settlement of a lawsuit with a shareholder from Invvision Capital, Inc., which is ___ accrued expenses at December 31, 2005.

Through the Company's subsidiary, RGA, the Company leased their corporate headquarters under a short-term lease that expired in December 2003 and that was continued on a month-to-month basis at a monthly rental rate of $12,971 thru August 31, 2005. Effective September 1, 2005, the Company signed a 26 month lease and relocated the corporate headquarters to 1507 Capital Avenue #101, Plano, TX 75074. The premises consist of approximately 6,636 square feet of office and warehouse space. Base rent of $4,000 with two months free rent per month will start November 1, 2005, with a total of $96,000 paid over the life of the lease.

We have an employment agreement with our Chief Executive Officer, John E. Rea (the "John E. Rea Agreement"). The John E. Rea Agreement provides for an annual base salary of $120,000, a transportation allowance of $1,000 per month, a health insurance allowance of up to $750 per month, a sales commission equal to 1.75% of our consolidated gross revenue, participation in any savings and retirement plan and welfare benefit plans adopted by us and other standard provisions. Additionally, the John E. Rea Agreement provides for an annual $10,000 dues allowance for the Young Presidents Organization. The John E. Rea Agreement also provides for a one-time net termination fee of $1,000,000 upon any early termination by us.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


We have an employment agreement with our President and Chief Operating Officer, James A. Rea (the "James A. Rea Agreement"). The James A. Rea Agreement provides for an annual base salary of $120,000, a transportation allowance of $1,000 per month, a health insurance allowance of up to $750 per month, a sales commission equal to 1.75% of the Company's consolidated gross revenue, participation in any savings and retirement plan and welfare benefit plans adopted by us and other standard provisions. The James A. Rea Agreement also provides for a one-time net termination fee of $1,000,000 upon any early termination by us.

We have an employment agreement with our Executive Vice President, Vice President - Investor Relations and Secretary, Kevin L. Dahlberg (the "Dahlberg Agreement"). The Dahlberg Agreement provides for an annual base salary of $120,000, a transportation allowance of $500 per month, a health insurance allowance of up to $500 per month, participation in certain commission programs, savings and retirement plan and welfare benefit plans adopted by us and other standard provisions. In addition, the Dahlberg Agreement provides that Mr. Dahlberg's annual base salary will increase to $150,000 upon our raising a total of $4,000,000 in new equity or upon our obtaining either of 50,000 or more apartment units placed into our PropertySMART(R) program or $8,000,000 in annual PropertySMART(R) gross revenues, and will increase to $180,000 upon our becoming cash flow positive with a net operating income equal to 5% of sales.

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

The Company is obligated under a five year consulting service agreement with the Company's chairman of the board that provides for monthly payment of $10,000 per month. (See Related Party Transaction Note 14)

14.......CONCENTRATIONS OF RISK

The Company sells its products to customers in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

Our financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents, contracts receivable, other receivables and notes receivable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000. At December 31,2005, the uninsured deposits totaled $774,979.

      Suppliers representing over 10% of purchases were as follows:

                                                     2005         2004
                                                     ----         ----
Doubletree Construction                                0%          32%
Texano Construction                                   18%           0%

      Customers representing over 10% of revenues were as follows:

                                                     2005         2004
                                                     ----         ----
Office In The Park                                     0%          29%
Land's End Condos                                     12%          13%
Santa Rosa Towers                                      0%          12%
Pinnacle Entertainment                                33%           0%

The majority of our revenue for 2005 was derived from services provided in Escambia County, Florida and Harrison, Hancock, and Jackson Counties in Mississippi.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


15. RELATED PARTY TRANSACTIONS

In October 2003, the Company executed a $75,000 unsecured promissory note, of which $19,336 is outstanding at December 31, 2005. The promissory note is with an officer of RG, the interest rate is 10% per annum and the note is due on demand.


In October 2003, the Company executed a $15,000 unsecured promissory note, of which $6,867 is outstanding at December 31, 2005. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432 and is due March of 2007.


The Chairman of the Board earned $4,250 bi-weekly for consulting services from January 1, 2005 thru September 30, 2005. For January thru March 2005, $1,050 was paid resulting in a balance of $38,700 outstanding at March 31, 2005. For April thru June 2005, $29,250 was paid resulting in a balance of $39,200 outstanding at June 30, 2005. For July thru September 2005, $33,230 was paid resulting in a balance of $35,750 outstanding at September 30, 2005. Effective October 1, 2005, the Chairman of the Board's bi-weekly consulting services fee was increased to $4,615. For October thru December 2005, $30,250 was paid resulting in a balance of $33,190 outstanding at December 31, 2005.


In June 2005, the Company's Chief Operating Officer and who is also a Director, forgave $179,369 of commissions due and payable in relation to Florida storm related business. In June 2005, the father of our Senior Vice President forgave $44,011 of commissions due and payable in relation to Florida storm related business. In June 2005, the Company's Chief Executive Officer and who is also a Director, forgave $10,000 of salary due and payable. In June 2005, the Company's Senior Vice President forgave $10,000 of salary due and payable. In June 2005, the Company's Chairman of the Board, who is also the father of the Company's Chief Executive Officer and Chief Operating Officer, forgave $10,000 of consulting fees due and payable. In June 2005, the Company's Chief Financial Officer, who is a consultant of the Company, forgave $10,000 of consulting fees due and payable. As a result of the above items, the Company's directors, officers and consultants forgave a total of $263,380, comprised of $223,380 of commissions, $20,000 of compensation and $20,000 of consulting. The Company believes the remaining compensation received by such individuals reflects market levels of compensation.

In June 2005, the Company issued 47,842 shares of common stock in exchange for expense reimbursements owed an officer, the Company's Senior Vice President, at $0.21 a share, and accounts payable on the Company's books were reduced $10,047. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the issue date.

In June 2005, the Company subscribed 95,238 shares of common stock in exchange for consulting services owed two officers, the Chief Financial Officer and the Corporate Controller, at $0.21 a share, and accrued expenses on the Company's books were reduced $20,000. The share price of $0.21 was utilized as the fair market value based upon the closing price of common stock on the issue date.


In December 2005, one of the Company's construction crews made $1,500 of personal repairs in the home of the Company's Chief Operating Officer in exchange for a reduction of monies previously owed this officer.

The Company is obligated under a five year consulting service agreement with the Company's chairman of the board that provides for monthly payment of $10,000 per month. This agreement was made effective January 1, 2005 by and between Schooner Realty Inc. and the Company.

The Company is leasing three vehicles from Rea Brothers for general business purposes. In 2005, the Company paid Rea Brothers $10,683 in lease payments.

16. SUBSEQUENT EVENTS

Effective February 15, 2006 ("Effective Date"), the Company amended and restated a Security Agreement dated October 31, 2005 with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note"), a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"), a common stock purchase warrant ("Original Warrant") to purchase up to 2,962,963 shares of the Company's $0.001 par value per share common stock ("Common Stock") and a registration rights agreement ("Registration Rights Agreement") covering the registration of Common Stock underlying the Minimum Borrowing Note and the Warrant.

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


The Minimum Borrowing Note was amended and restated as a Secured Convertible Note ("Secured Convertible Note") was increased from $1,400,000 to $5,000,000 and the Laurus option, but not the obligation to convert all or any portion of the Secured Convertible Note and accrued interest into Common Stock was decreased from $0.71 per share to $0.41 per share. The Secured Convertible Note continues to have an interest rate of Prime plus two percent (2.0%), shall not be any time less than six percent (6.0%) and is due together with any unpaid and accrued interest hereon, on October 31, 2008 ("Maturity Date"). Additionally, the Company continues to have the option, but not the obligation, to prepay the Secured Convertible Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Secured Convertible Note plus accrued and unpaid interest.

The amended and restated Revolving Note was changed to be non-convertible whereby Laurus no longer has an option to convert all or any portion of the Revolving Note into Common Stock. The Revolving Note continues to have an interest rate of Prime plus two percent (2.0%), shall not be any time less than six percent (6.0%) and is due together with any unpaid and accrued interest hereon, on the Maturity Date.

The amended and restated Original Warrant to purchase 2,962,963 shares of Common Stock was changed whereby the exercise price was decreased from $0.78 per share to $0.55 per share. The Warrant continues to have an expiration term date of October 31, 2012 and all other provisions of the Original Warrant remain the same.

Additionally, a Warrant ("New Warrant") to purchase up to 1,363,636 shares of Common Stock was granted on the Effective date at an exercise price of $0.55 per share and has an expiration term date of February 15, 2013.

The amended and restated Security Agreement continues to include among other things, a stock pledge agreement, a guaranty from the Company and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The amended Security Agreement continues to include a funding formula that determines a maximum amount of funds that the Company can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula.

The amended and restated documents comprising the above items were filed as
Exhibit 99 to a Current Report on Form 8-K.