Form 10KSB/A
period 2005-12-31
RG America, Inc.
filed 2006-04-19
CIK 1088401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   ----------

                                   FORM 10-KSB/A

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

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

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes |_| No |X|

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

                                     PART I

Registrant is filing this Form 10-KSB/A to add non-material disclosure items inadvertently excluded from our Form 10-KSB filing. None of the additional disclosure items reduce or adjust earnings as originally reported.


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

The Company has recorded $150,000 in other expense related to the anticipated settlement of a lawsuit with a shareholder from Invvision Capital, Inc., which is in accrued expenses at December 31, 2005.

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

--------------------------------------------------------------------------------------------------------
                                                  Number of                         Number of securities
                                                securities to        Weighted-       remaining available
                                                be issued upon   average exercise    for future issuance
                                                 exercise of         price of           under equity
                                                 outstanding        outstanding      compensation plans
                                                   options,          options,       (excluding securities
                                                   warrants          warrants        reflected in column
                                                  and rights        and rights               (a))
                                                     (a)                (b)                  (c)
--------------------------------------------------------------------------------------------------------
Equity compensation plans approved by             4,468,336           $ 0.37               531,664
     securityholders
--------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by             0                  0                    0
     securityholders .
--------------------------------------------------------------------------------------------------------
         Total                                    4,468,336           $ 0.37               531,664
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

Each of the Minimum Borrowing Note and the Revolving Note has an interest rate of prime plus 2.0% with a floor rate of 6.0%, and each is due, together with any unpaid and accrued interest thereon, on October 31, 2008. Laurus had the option, but not the obligation, at any time until October 31, 2008 to convert all or any portion of either or both of the Minimum Borrowing Note and the Revolving Note, and accrued interest thereon, into shares of our common stock at an exercise price of $0.71 per share. Additionally, we have the option, but not the obligation, to prepay the Minimum Borrowing Note by paying Laurus 130% of the principal amount of the Minimum Borrowing Note plus accrued and unpaid interest. As a result of the Minimum Borrowing Note, we obtained $4,907,805 of proceeds, net of $841,195 of expenses. Of the $841,195 of expenses, $396,195 was paid to our financial agent, Spencer Clarke, LLC, for financial agent fees; $418,000 was paid to Laurus Capital Management, LLC, for management, due-diligence and documentation fees; $25,000 was paid to Synergy Structures, for financial agent fees; and $2,000 was paid to Loeb & Loeb LLP for escrow fees. This debt is classified as current in accordance wth EITF 95-22, Balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box agreement.

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
                                                                     ==========

On March 1, 2005, we entered into a revolving line of credit facility with a bank in the amount of $50,000, and we initially received $47,676 against this facility. This balance was repaid and the facility was closed prior to December 31, 2005.

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

                                                  Annual Compensation                         Long-Term Compensation
                                                                                            Awards                  Payouts
                                                                                               Securities
                                                                                                 Under-
                                                                                   Restricted    lying           LTIP     All Other
                                                                  Other Annual       Stock      Options/       Payouts     Compen-
Name And                                   Salary       Comm.     Compensation       Awards       SARs         Payouts     sation
    Principal Position         Year         ($)          ($)           ($)            ($)          (#)           ($)         ($)
John E. Rea                     2005      120,000      31,000         6,000(1)         --             --           --        --
    Chief Executive Officer     2004      120,000          --        21,611            --             --           --        --
                                2003           --          --            --            --        833,333           --        --

James A. Rea                    2005      120,000     101,745        95,538(2)         --             --           --        --
   President and                2004       65,723          --         5,723            --             --           --        --
   Chief Operating Officer      2003       63,997          --         2,907            --        833,333           --        --

Kevin L. Dahlberg               2005      120,000          --        23,000(3)         --             --           --        --
   Executive Vice President     2004       44,846          --         2,538            --        583,333           --        --
                                2003        4,077          --           203            --             --           --        --

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

                                                             Number Of                         Value Of
                                                            Securities                        Unexercised
                                                            Underlying                       In-The-Money
                         Shares                       Unexercised Options At                  Options At
                      Acquired On      Value               Dec. 31, 2005                     Dec. 31, 2005
Name                    Exercise      Realized                  (#)                               ($)
                          (#)           ($)         Exercisable / Unexercisable         Exercisable / Unexercisable

John E. Rea                --             --               430,556 / 402,777               $8,611.12 / $8,055.54

James A. Rea               --             --               430,556 / 402,777               $8,611.12 / $8,055.54

Kevin L. Dahlberg          --             --               276,667 / 306,666               $5,533.34 / $6,133.32

Bruce A. Hall              --             --                  666,667 / --                       -- / --

John N. Brobjorg           --             --                  166,667 / --                       -- / --

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

                        RG AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended
                                                     December 31,
                                                  2005            2004
                                              ------------    ------------
Revenues                                      $ 20,624,443    $  5,100,111

Cost of revenues                                11,448,710       2,907,886
                                              ------------    ------------
Gross profit                                     9,175,733
                                                                 2,192,225

Operating expenses:

Selling, general and administrative              1,992,582         755,496

Compensation, payroll taxes and benefits         2,698,112       1,739,652
Stock compensation                                 358,237         515,738

Consulting and contract labor                      503,820         477,991

Professional                                       367,599         283,012
Impairment of subsidiary                                --         144,661
Impairment of goodwill                                  --         401,033
Recovery of impairment                            (116,669)             --
Impairment of leasehold improvements               123,230              --

Rent                                               411,609         137,506

Depreciation                                       109,211          48,579
                                              ------------    ------------
Total operating expenses                         6,447,731       4,503,668
                                              ------------    ------------


Operating income (loss)                          2,728,002      (2,311,443)

Other income (expense):

Other income (expense), net                       (143,000)         79,814

Interest and financing cost, net                  (516,451)        (51,822)
                                              ------------    ------------
Total other income (expense)                      (659,451)         27,992
                                              ------------    ------------

Net income (loss)                             $  2,068,551    $ (2,283,451)
                                              ============    ============

Earnings (loss) per share - basic             $       0.08    $      (0.13)
                                              ============    ============
Earnings (loss) per share - diluted           $       0.08    $      (0.13)
                                              ============    ============

Basic weighted average outstanding shares       26,036,864      17,707,502
Diluted weighted average outstanding shares     27,901,621      17,707,502


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
                                                  ============     ============

   The accompanying notes are an integral part of the consolidated financial statements


               The accompanying notes are an integral part of the
                       consolidated financial statements

                        RG AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended
                                                                         December 31,
                                                                       2005          2004
                                                                   -----------    -----------
Operating Activities:
Net income (loss)                                                  $ 2,068,551    $(2,283,451)
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities:
   Depreciation                                                        109,211         48,579

   Leasehold improvement impairment                                    123,230             --
   Provision for doubtful accounts                                     412,945         84,591

   Amortization of deferred compensation                                41,819          9,375
   Non cash interest expense                                           227,793             --
   Stock options issued for consulting services                        309,351             --
   Stock issued for professional services                                4,230        474,738
   Stock issued for employee compensation                                   --         21,000
   Stock issued for directors' fees                                         --         20,000
   Note issued for employee compensation                                    --          5,260
   Impairment of subsidiary long term assets                                --        144,661
   Impairment of goodwill                                                   --        401,033
   Recovery of impairment                                             (116,669)            --
   Stock warrant issued for debt services                               34,399             --
   Stock issued for services                                             4,000             --
   Gain on forgiveness of debt                                          (1,000)            --
   Changes in operating assets and liabilities:
      Contracts receivable                                          (8,032,657)    (1,211,096)
      Unbilled revenue and deferred revenue, net                    (3,304,659)      (196,353)
      Prepaid expenses                                                (129,651)        23,589
      Other receivables                                                (55,532)        43,459
      Other non current assets                                         (46,350)            --

      Accounts payable - trade                                       3,358,505        802,132
      Accrued expenses                                                 940,766      1,292,968
      Withholding taxes payable                                       (177,974)        78,026
                                                                   -----------    -----------
Net cash used in operating activities                               (4,229,692)      (241,489)

Investing Activities:
Investment in certificate of deposit                                  (279,728)            --
Proceeds from investment in certificate of deposit                     139,728             --
Acquisition purchase price adjustment                                       --       (404,860)
Note receivable - related party                                             --           (756)
Notes receivable                                                      (335,000)        (8,184)
Purchase of other non current asset                                         --         (5,000)
Purchases of property and equipment                                   (999,342)       (61,180)
                                                                   -----------    -----------
Net cash used in investing activities                               (1,474,342)      (479,980)

Financing Activities:
Repayments of notes payable - related party                            (23,950)      (192,474)

Repayments of notes payable                                            (57,831)       (26,256)
Repayments of bank line of credit                                     (334,597)      (234,985)
Proceeds from bank line of credit                                      309,582             --
Proceeds from sale of common stock                                   1,055,150        967,076
Proceeds from issuance of notes payable                              4,924,805        211,356
Proceeds from issuance of notes payable - related party                  2,876         90,305
Proceeds from issuance of convertible debenture notes                  400,000             --
Advances from stockholders                                                  --          9,702
                                                                   -----------    -----------
Net cash provided by financing activities                            6,276,035        824,724

Net (decrease) increase in cash and cash equivalents                   572,001        103,255
Cash and cash equivalents at beginning of period                       111,345          8,090
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $   683,346    $   111,345
                                                                   ===========    ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid during the year for interest                             $   125,134    $    26,599
                                                                   ===========    ===========
Cash paid during the year for income taxes                         $        --    $        --
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

We expect revenues will increase in 2006 as a result of continued work opportunities in Florida and Mississippi. Additionally, we have been successful in obtaining funding from the private sale of common stock and debt in 2005 as discussed in Debt - Note 9 and Stockholders' Equity - Note 10. There is no guarantee that we will be successful in obtaining the required funding required to successfully implement the business plan.


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

Property and Equipment

Fixed assets greater than $1,000 are recorded at cost and depreciated over their useful lives, which range from three to seven years, using the straight-line method. Maintenance and repair expense are expensed as incurred. Leasehold improvements have estimated useful lives of the lesser of useful life or lease agreement with expected renewals. Machinery and equipment have estimated useful lives from 3 - 5 years. Furniture and fixtures have estimated useful lives of 3 years.

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
                           -----------
                           $ 1,042,515
                           ===========

8. ACQUISITIONS

On October 12, 2005 RGA, acquired all of the common stock of Total Professional Restoration, Inc. (TPR). The aggregate purchase was $750,000.00 plus the balance of the company's outstanding debt to Seller. The terms included (1) purchase price of $750,000.00 paid by the issuance of one million eight Hundred Seventy Five Thousand (1,875,000) restricted shares of The Company's $0.0001 par value Common Stock ("Common Stock"), based upon a share price of forty cents ($0.40) per share, that will vest ratably to seller over five year's of employment with RGA, and (2) At Seller's sole option , the option to convert the outstanding debt totaling $255,754 owed by Registrant to Seller into restricted shares of The Company's Common Stock based upon a share price of thirty cents ($0.30) per share. The option period was for ninety (90) days subsequent to the Transaction Date and expired without being exercised. At December 31, 2005, $53,754 was still outstanding. However, since the fair market value of the Company's stock was $0.45 per share as determined by recent private offerings of stock, we recorded the purchase price at $843,750. When recording this transaction, $843,750 was recorded as deferred compensation and will be amortized over the seller's five year employment agreement with RGA. No value was assigned to the net assets transferred to the Company from acquiring TPR.

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


9. DEBT

SHORT-TERM DEBT

Our short-term debt at December 31, 2005 consisted of the following:

Bank Line of Credit
$40,000 bank line of credit, dated April 26, 2005, bearing interest at the bank's prime rate plus 1.25%
(8.5% at December 31, 2005), with an open ended payment term.

$100,000 bank line of credit, dated July 28, 2005, bearing interest at 3.97% payable monthly with principal due at maturity on July 28, 2006.

On March 1, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $50,000 and $47,676 was initially received by the Company against the facility. This balance was repaid and the facility was closed prior to December 31, 2005.

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

Notes payable - Related Party
$75,000 unsecured promissory note, dated October 2003,
bearing interest at 10% per annum and due on demand.                   $ 19,336

$5,000 unsecured promissory note, dated July 30, 2004,
bearing interest at 10% per annum and due on demand.                   $  5,000

$15,000 unsecured promissory note dated October 2003,
bearing interest at 9.2% - monthly payments of $432.32
- due March 2007                                                       $  6,867

Less: Current Portion                                                   (26,518)
                                                                       --------
Long term portion                                                      $  4,685
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

In February 2005, the Company received $17,000 of proceeds in the form of a loan from an unrelated third party. This loan is a non-interest bearing note and does not have a defined repayment date. The outstanding principal balance of this note was $17,000 as of December 31, 2005.

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


The Minimum Borrowing Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The Minimum Borrowing
Note is due together with any unpaid and accrued interest hereon, on October 31, 2008 ("Maturity Date"). Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Minimum Borrowing Note and accrued interest into Common Stock at an exercise price of $0.71 per share. Additionally, the Company has the option, but not the obligation, to prepay the Minimum Borrowing Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Minimum Borrowing Note plus accrued and unpaid interest. As a result of the Minimum Borrowing Note, the Company obtained $4,907,805 of proceeds, net of $841,195 of expenses. Of the $841,195 of expenses, $396,195 was paid to the Company's financial agent, Spencer Clarke, LLC for financial agent fees, $418,000 was paid to Laurus Capital Management, LLC for management, due-diligence and documentation fees, $25,000 was paid to Synergy Structures, for financial agent fees; and $2,000 was paid to Loeb & Loeb LLP for escrow fees. This debt is classified in accordance with EITF 95-22. Balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box agreement.

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

                        RG America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Effective July 30, 2005, the Company's Convertible Debenture Note was amended such that the maturity date was changed to October 31, 2005. The Holder waived any and all defaults without further recourse until the amended maturity date of October 31, 2005 was reached. In consideration of the waiver and extension of the maturity date to October 31, 2005, the Company issued warrants to purchase the Company's $0.001 par value common stock. For every $10,000 of principal amount of debenture outstanding, the Holder received a warrant to purchase 1,000 of common stock at an exercise price of $0.38 per share. As a result of there being $400,000 principal amount of debentures outstanding, the Company issued 40,000 warrants to Holder with the warrants expiring on July 30, 2008. Additionally, the Company's Convertible Debenture Note was amended to provide additional incentive to convert in the future by adding a "sweetener" by lowering the conversion price from $0.60 per share to $0.45 per share. In accordance with SFAS 84, the Company booked $116,881 of interest expense and Additional paid in capital for such "sweetener" upon conversion, for the additional shares issued due to the reduced conversion price.

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
                               ===============   ===============

      All but 241,666 options to purchase our common stock at December 31, 2005 have been issued with exercise prices equal to or greater than fair market value on the date of issuance. The Company recorded compensation expense of $332,395 related to options in 2005.

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

The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                               2005         2004
                                            ---------    ---------
Computed "expected" tax expense (benefit)   $ 703,307    $(776,373)
Change in valuation allowance                (703,307)     776,373
                                            ---------    ---------
                                            $      --    $      --
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

The Company has included $150,000 of Other expense related to the anticipated settlement of a lawsuit with a shareholder from Invvision Capital, Inc., which is in accrued expenses at December 31, 2005.

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

      Suppliers representing over 10% of purchases were as follows:

                                                     2005         2004
                                                     ----         ----
Doubletree Construction                                0%          32%
Texano Construction                                   18%           0%

      Customers representing over 10% of revenues were as follows:

                                                     2005         2004
                                                     ----         ----
Office In The Park                                     0%          29%
Chateau Le Grande                                     12%          13%
Santa Rosa Towers                                      0%          12%
Pinnacle Entertainment                                27%           0%

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