Form 10QSB
period 2006-03-31
RG America, Inc.
filed 2006-05-22
CIK 1088401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period from                                          to

Commission file number 08-80429

RG AMERICA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-2823489 (I.R.S. Employer Identification No.)

1507 Capital Avenue, Suite 101
Plano, TX 75074
(Address of principal executive offices)

972-919-4774
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐      No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 27,772,387 shares outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

RG AMERICA, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Filed herewith are the following unaudited financial statements:

Consolidated Balance Sheet (Unaudited) at March 31, 2006

Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements (Unaudited)

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS
March 31,
2006
Current assets:
Cash and cash equivalents	$21,520
Investment in certificate of deposit	140,740
Contracts receivable, net of allowance for doubtful
accounts of $780,905	17,373,384
Unbilled revenue	3,181,891
Prepaid expenses - net of accumulated amortization of $133,817	1,050,846
Other receivables	997,300
Notes receivable	351,000
Total current assets	23,116,681

Property and equipment, net of
accumulated depreciation of $228,087	1,094,003
Other non-current assets	12,500

Total assets	$24,223,184

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
March 31,
2006
Current liabilities:
Bank overdraft	$63,156
Accounts payable, trade	6,142,443
Accrued expenses	2,672,530
Withholding taxes payable	92,282
Deferred revenue	1,931,743
Bank line-of-credit	140,000
Notes payable - related party	43,323
Notes payable, net of debt discount $1,484,959	7,676,006
Total current liabilities	18,761,483

Long-term debt - related party	4,361
Total liabilities	18,765,844

Commitments and contingencies	-

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock, $.001 par value, 35,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.001 par value, 300,000,000 shares
authorized, 26,455,971 issued and outstanding	26,456
Common stock subscribed, 4,780,796 shares	(271,118)
Additional paid in capital	8,364,445
Common stock warrants	2,179,567
Accumulated deficit	(4,018,379)
6,280,971

Less: Deferred stock compensation	(823,631)

Total stockholders' equity	5,457,340

Total liabilities and stockholders' equity	$24,223,184

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$9,272,836	$2,934,566
Cost of revenues	5,541,086	1,513,889
Gross profit	3,731,750	1,420,677

Operating expenses:
Selling, general and administrative	611,739	329,175
Compensation, payroll taxes and benefits	1,060,642	579,942
Stock compensation	99,336	311,588
Consulting and contract labor	206,485	61,350
Professional	198,571	40,030
Recovery of impairment	-	(116,669)
Rent	159,986	70,261
Depreciation	160,555	16,919
Total operating expenses	2,497,314	1,292,596

Income from operations	1,234,436	128,081

Other income (expense):
Other income (expense), net	-	11,344
Interest and financing cost, net	(368,815)	(118,040)
Total other income (expense)	(368,815)	(106,696)

Net income	$865,621	$21,385

Net income per share - basic	$0.03	$-
Net income per share - diluted	$0.02	$-

Basic weighted average outstanding shares	30,601,177	24,454,746
Diluted weighted average outstanding shares	38,427,767	24,454,746

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Operating Activities:
Net income	$865,621	$21,385
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	160,555	16,918
Write off of investment in limited partnership
Provision for doubtful accounts	196,847	-
Amortization of deferred compensation	50,200	2,237
Non-cash interest expense	262,414	-
Stock options issued for consulting services	-	309,351
Stock options issued for employee services	49,136	-
Stock cancelled related to acquisition	-	(116,669)
Stock warrant issued for debt services	-	27,357
Changes in operating assets and liabilities:
Contracts receivable	(8,140,741)	160,027
Unbilled revenue and deferred revenue, net	1,292,973	(216,473)
Prepaid expenses	(7,843)	(33,431)
Other receivables	(46,184)	(56,444)
Increase in note receivables	-
Other non current assets	46,350	-
Bank overdraft	63,156	-
Accounts payable - trade	1,019,114	466,125
Accrued expenses	718,756	(118,721)
Withholding taxes payable	562	(34,677)
Net cash provided by (used in) operating activities	(3,469,084)	426,985

Investing Activities:
Investment in certificate of deposit	(740)	(50,000)
Purchases of property and equipment	(195,043)	(33,012)
Net cash used in investing activities	(195,783)	(83,012)

Financing Activities:
Repayments of notes payable - related party	(519)	(13,508)
Repayments of notes payable	(2,535,919)	(28,269)
Repayments of bank line of credit	-	(195,015)
Proceeds from issuance of notes payable	5,539,479	17,000
Proceeds from issuance of convertible debenture notes	-	400,000
Proceeds from bank line of credit	-	47,676
Net cash provided by financing activities	3,003,041	227,884

Net increase (decrease) in cash and cash equivalents	(661,826)	571,857
Cash and cash equivalents at beginning of period	683,346	111,345
Cash and cash equivalents at end of period	$21,520	$683,202

Cash paid during the period for interest	$217,406	$56,914

Supplemental Disclosure of Non-cash Transactions:
Stock issued for conversion of accrued expense	$261,942	$43,500
Note payable related party issued for conversion of accrued expense	$-	$11,666
Note payable issued for purchase of property and equipment	$17,000	$-
Stock issued for conversion of notes payable	$9,913	$2,500
Employee stock options issued below fair market value	$-	$70,000
Receivable for deferred revenue	$437,500	$-
Stock issued for other non current asset	$-	$30,000
Warrant issued for credit facility	$569,238	$-

The accompanying notes are an integral part of the consolidated financial statements

RG America, Inc. and Subsidiaries
Notes to Financial Statements
March 31, 2006
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has previously incurred net losses, which have resulted in a significant accumulated deficit at March 31, 2006. However, the Company had net income of $865,621 for the three months ended March 31, 2006, compared to a net income of $21,385 for the three months ended March 31, 2005. At March 31, 2006, current assets exceeded current liabilities by $4,355,198, and the Company had an accumulated deficit of $4,018,379.

The ability of RG to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Although RG has become profitable in recent quarters, and the Company gives no assurance that it will continue profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of RG, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock.

The Company cannot provide assurance that it will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If the Company fails to make any required payment under the agreements and related documents governing indebtedness or fail to comply with the financial and operating covenants contained in them, the Company would be in default. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of RG to continue as a going concern.

RG America, Inc. and Subsidiaries
Notes to Financial Statements
March 31, 2006
(Unaudited)

3.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income Per Share

Basic net income per common share (Basic EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding or subscribed during the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock.

	Three Months Ended March 31,
	2006	2005
Net income, as reported (numerator)	$865,621	$21,385
Net income, for diluted earnings per share - income available to shareholders after assumed conversion as reported (numerator)	$912,372	$21,385
Weighted average number of common shares outstanding (denominator) - basic	30,601,177	24,454,746
Effect of dilutive securities:
Employee stock options	735,689	-
Warrants	7,425	-
Convertible minimum borrowing note	7,083,476	-
Weighted average number of common shares outstanding (denominator) - dilutive	38,427,767	24,454,746
Net income per share - basic	$0.03	$-
Net income per share - diluted	$0.02	$-

The number of outstanding employee stock options, warrants and any contingently issuable shares that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for these periods presented because of their impact was anti-dilutive for the periods presented are as follows: 8,836,730 for the three months ended March 31, 2006. All potentially dilutive securities were excluded from the three month period ending March 31, 2005.

Reclassifications

Certain amounts in the three months ended March 31, 2005 financial statements have been reclassified to conform to the 2006 presentation.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized for the three months ended March 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for periods prior to January 1, 2006, have not been restated. The compensation cost recognized for the three months ended march 31, 2006 was $49,136, as a result of implementing SFAS No. 123(R).

RG America, Inc. and Subsidiaries
Notes to Financial Statements
March 31, 2006
(Unaudited)

If the computed fair values of all the Company’s stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net income (loss) would have been:

For the three months
ended March 31, 2005

Net income from continuing
operations, as reported	$21,385

Less total stock-based employee compensation
expense determined under the fair value
based method for all awards	(53,843)
Pro forma net income (loss)	$(32,843)
Earnings (loss) per share:

Basic and diluted - as reported	$0.00

Basic and diluted - pro forma	$0.00

4.	CONTRACTS

A)   CONSTRUCTION CONTRACTS
Construction contracts receivable were comprised of the following at March 31, 2006:

Contract receivables billed:
Completed contracts	$6,355,117
Contracts in progress	11,514,500
Retainage	284,672
Less: Allowance for doubtful accounts	(780,905)
$17,373,384

The asset account, “Unbilled revenue”, represents revenues recognized in excess of amounts billed. The liability account “Deferred revenue” represents billings in excess of revenues recognized.

Balances at March 31, 2006 were comprised of the following:

Costs incurred on uncompleted contracts	$12,596,087
Estimated earnings	7,259,484
19,855,571
Less: Billings to date	(18,012,175)
$1,843,396

RG America, Inc. and Subsidiaries
Notes to Financial Statements
March 31, 2006
(Unaudited)

Balance sheet presentation:
Unbilled revenue		$3,181,891
Deferred revenue	$	(1,338,495)

B)  INSURANCE CONTRACTS

Balance sheet presentation:		-
Unbilled revenue		$(9,915)
Deferred revenue	$	(9,915)

C) OTHER CONTRACTS

Balance sheet presentation:		-
Unbilled revenue		$(583,333)
Deferred revenue	$	(583,333)

5. DEBT

SHORT-TERM DEBT

Current period changes in short-term debt at March 31, 2006 consisted of the following:

Notes payable - Related Party
In January, 2006, the Company received $17,000 of property from a related party and in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $17,000 as of March 31, 2006.

Notes payable

On August 8, 2004, through the acquisition of PBS, we assumed a $8,099 unsecured promissory note from an unrelated party. We were accruing interest at the rate of 8% per annum. In March 2006, the company repaid the obligation through the issuance of 22,028 shares of RG common stock in exchange for the retirement of the promissory note plus accrued interest of $1,814.

Effective February 15, 2006 ("Effective Date"), the Company amended and restated a Security Agreement dated October 31, 2005 with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note"), a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"), a common stock purchase warrant ("Original Warrant") to purchase up to 2,962,963 shares of RG’s $0.001 par value per share common stock ("Common Stock") and a registration rights agreement ("Registration Rights Agreement") covering the registration of Common Stock underlying the Minimum Borrowing Note and the Warrant. As a result of the Minimum Borrowing Note amendment, the Company obtained an additional $5,539,479 of proceeds, net of $203,805 of expenses which was paid to Spencer Clarke. This debt is classified in accordance with EITF 95-22 Balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box agreement.

RG America, Inc. and Subsidiaries
Notes to Financial Statements
March 31, 2006
(Unaudited)

The Minimum Borrowing Note was amended and restated as a Secured Convertible Note ("Secured Convertible Note") was increased from $1,400,000 to $5,000,000 and the Laurus option, but not the obligation to convert all or any portion of the Secured Convertible Note and accrued interest into Common Stock was decreased from $0.71 per share to $0.41 per share. The Secured Convertible Note continues to have an interest rate of Prime plus two percent (2.0%), shall not be any time less than six percent (6.0%) and is due together with any unpaid and accrued interest hereon, on October 31, 2008 (“Maturity Date"). Additionally, RG continues to have the option, but not the obligation, to prepay the Secured Convertible Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Secured Convertible Note plus accrued and unpaid interest.

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

The amended and restated Security Agreement continues to include among other things, a stock pledge agreement, a guaranty from the Company and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The amended Security Agreement continues to include a funding formula that determines a maximum amount of funds that  Registrant can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula.

The amended and restated documents comprising the above items were filed on Form 8-K.

In January through March, 2006, $2,535,919 was repaid back to Laurus in accordance with terms of the secured revolving note acquired effective October 31, 2005.

7. STOCKHOLDERS’ EQUITY

Issuances of Common Stock

On March 10, 2006, the Company issued 33,333 shares of RG’s common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a previous private placement offering.

Common Stock Subscribed

On March 31, 2006, the Company subscribed 11,334 shares of RG’s common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction.

RG America, Inc. and Subsidiaries
Notes to Financial Statements
March 31, 2006
(Unaudited)

On March 31, 2006, the Company subscribed 11,538 shares of common stock in exchange for accrued vacation owed an employee through December 31, 2005 at $0.32 a share, and accrued expenses on the Company’s books were reduced $3,692. The share price of $0.32 was utilized as the fair market value based upon the closing price of common stock on the grant date of January 1, 2006.

On March 31, 2006, the Company subscribed 22,028 shares of common stock at $0.45 per share in conversion of a note payable to a non-related party. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

On March 31, 2006, the Company subscribed 573,889 shares of common stock in exchange for director fees for the Company’s directors at $0.45 a share, and accrued expenses on the Company’s books were reduced $258,250. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

Common Stock Warrants

Effective February 15, 2006, the Company amended and restated a Security Agreement dated October 31, 2005 with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). The amended and restated Original Warrant to purchase 2,962,963 shares of Common Stock was changed whereby the exercise price was decreased from $0.78 per share to $0.55 per share. The warrant continues to have an expiration term date of October 31, 2012 and all other provisions of the Original Warrant remain the same. As a result of its evaluation, the Company determined that the warrant modification valuation was $25,729 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized as interest expense over the three year duration of the Revolving Note.   The $0.55 per share was based upon the 122% of the price of common stock sold in a recent private placement offering at the time this Security Agreement was amended. Additionally, a new warrant to purchase up to 1,363,636 shares of Common Stock was granted to Laurus at an exercise price of $0.55 per share and has an expiration term date of February 15, 2013. As a result of its evaluation, the Company determined that the warrant valuation was $543,509 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized as interest expense over the three year duration of the Revolving Note.   The $0.55 per share was based upon the 122% of the price of common stock sold in a recent private placement offering at the time this Security Agreement was amended.

8. COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of March 31, 2006.

We have included $92,282 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of March 31, 2006. Of this liability, $31,052 is for RGA and the Company has structured an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS’s $61,230 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest.

RG America, Inc. and Subsidiaries
Notes to Financial Statements
March 31, 2006
(Unaudited)

9. RELATED PARTY TRANSACTIONS

In January, 2006, the Company received $17,000 of property from a related party and in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $17,000 as of March 31, 2006.
The Chairman of the Board earns $10,000 per month for consulting services. In addition, the Chairman of the Board earns commissions fees. For January thru March 2006, $68,692 was paid to the Chairman resulting in a balance due of $27,107 outstanding at March 31, 2006.
In January through March 2006, one of the Company's construction crews made $50,755 of personal repairs in the home of the Company's Chief Operating Officer in exchange for a reduction of monies previously owed this officer.
The Company is leasing three vehicles from Rea Brothers for general business purposes. In January through March 2006, the Company paid Rea Brothers $4,266 in lease payments.

10. SUBSEQUENT EVENTS

In May 2006, the Company commenced an evaluation for the impact of accelerating the vesting of the Company’s employee stock options to simplify the accounting requirements related to SFAS No. 123(R). As of the date of these financial statements, the evaluation has not been completed.

In May 2006, the Company finalized a bridge loan transaction in the amount of $2,000,000. The Company is finalizing the documentation and it is anticipated that as a result of the transaction, the Company will receive $1,910,000 in proceeds, net of $90,000 of expenses.

Item 2. Management's Discussion and Analysis or Plan of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-QSB and with our annual report on Form 10-KSB for the year ended December 31, 2005.
Some of the statements under “Description of Business,” “Risk Factors,” “Management's Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in our periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.

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

GENERAL

RG America, Inc. (“RG” or the “Company”), formerly known as Invvision Capital, Inc. (“Invvision”) is a reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, as amended, and its shares of common stock are publicly traded on the NASD Over The Counter Electronic Bulletin Board (“OTCBB”) under the symbol “RGMI”. We provide a broad array of synergistic products and services that address several key financial aspects of the commercial real estate market.

RECENT DEVELOPMENTS

In May 2006, the Company commenced an evaluation for the impact of accelerating the vesting of the Company’s employee stock options to simplify the accounting requirements related to SFAS No. 123(R). As of the date of these financial statements, the evaluation has not been completed.

In May 2006, the Company finalized a bridge loan transaction in the amount of $2,000,000. The Company is finalizing the documentation and it is anticipated that as a result of the transaction, the Company will receive $1,910,000 in proceeds, net of $90,000 of expenses.

RESULTS OF OPERATIONS
Three months ended March 31, 2006 compared to the three ended March 31, 2005

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$9,272,836	$2,934,566
Cost of revenues	5,541,086	1,513,889
Gross profit	3,731,750	1,420,677

Operating expenses:
Selling, general and administrative	611,739	329,175
Compensation, payroll taxes and benefits	1,060,642	579,942
Stock compensation	99,336	311,588
Consulting and contract labor	206,485	61,350
Professional	198,571	40,030
Recovery of impairment	-	(116,669)
Rent	159,986	70,261
Depreciation	160,555	16,919
Total operating expenses	2,497,314	1,292,596

Income from operations	1,234,436	128,081

Other income (expense):
Other income (expense), net	-	11,344
Interest and financing cost, net	(368,815)	(118,040)
Total other income (expense)	(368,815)	(106,696)

Net income	$865,621	$21,385

Three Months Ended March 31, 2006 Compared To The Three Months Ended March 31, 2005

Revenue:
Operating revenue increased $6,338,270, or 216%, to $9,272,836 for the three months ended March 31, 2006, from $2,934,566 for the three months ended March 31, 2005. The increase was primarily the result of RGA’s storm related construction work in Florida, Louisiana and Mississippi.

Cost of Sales:
Cost of sales increased $4,027,197, or 266%, to $5,541,086 for the three months ended March 31, 2006, from $1,513,889 for the three months ended March 31, 2005. The increase was primarily the result of RGA’s storm related construction work in Florida, Louisiana and Mississippi.

Operating Expenses:
Operating expenses increased $1,204,718 or 93%, to $2,497,314 for the three months ended March 31, 2006 from $1,292,596 for the three months ended March 31, 2005. The increase was primarily the result of $282,564 of increased SGA, $480,700 of increased compensation, $145,135 of increased consulting and contract labor, $89,725 of increased rent, and $143,636 of increased depreciation as result of RGA’s increased storm related construction work in Florida, Louisiana and Mississippi. In addition, the increase was the result of $158,541 of increased professional expense and no recovery of impairment in the three months ended March 31, 2006 as compared to the $116,669 recovery of impairment recorded in the three months ended March 31, 2005. These increases were offset by $212,252 related to less use of outside consultants paid with Company stock.

Other Income (Expense):
Other expense increased $262,119, or 246% to $368,815 of expense for the three months ended March 31, 2006 from $106,696 of expense for the three months ended March 31, 2005. The increase was primarily the result of interest expense related to the Secured Convertible Note.

Liquidity and Capital Resources

Cash and cash equivalents were $21,520 at March 31, 2006 as compared to $683,346 at December 31, 2005 and working capital was $4,355,198 at March 31, 2006 as compared to $2,554,610 at December 31, 2005. The increase in the working capital is primarily due to a $7,943,894 increase in Contracts receivable, offset by a $1,019,114 increase in Accounts payable, a $1,111,699 increase in Deferred revenue, and a $2,805,358 increase in Notes payable.

Operating Activities: Net cash used by operating activities was $3,469,084 for the three months ended March 31, 2006 compared to $426,985 net cash provided in operating activities for the three months ended March 31, 2005. The decrease in cash provided by operations resulted primarily from the Company’s RGA’s storm related construction work in Florida, Louisiana and Mississippi.

Investing Activities: Net cash used in investing activities was $195,783 for the three months ended March 31, 2006 compared to $83,012 for the three months ended March 31, 2005. The increase in cash used in investing activities was primarily result of an increase of $162,030 for purchases of property and equipment related to the Company’s construction business in the three months ended March 31, 2006.

Financing Activities: Net cash provided by financing activities was $3,003,041 for the three months ended March 31, 2006 compared to $227,884 for the three months ended March 31, 2005. The increase of net cash provided by financing activities of $2,775,157 is primarily result of $5,539,479 proceeds from issuance of a secured revolving note offset by the repayment of $2,535,919 on the secured revolving note.

SHORT-TERM DEBT

Current period changes in short-term debt at March 31, 2006 consisted of the following:
In January, 2006, the Company received $17,000 of property from a related party and in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $17,000 as of March 31, 2006.

Notes payable

On August 8, 2004, through the acquisition of PBS, we assumed a $8,099 unsecured promissory note from an unrelated party. We were accruing interest at the rate of 8% per annum. In March 2006, the company repaid the obligation through the issuance of 22,028 shares of RG common stock in exchange for the retirement of the promissory note plus accrued interest of $1,814.
Effective February 15, 2006 ("Effective Date"), the Company amended and restated a Security Agreement dated October 31, 2005 with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note"), a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"), a common stock purchase warrant ("Original Warrant") to purchase up to 2,962,963 shares of RG’s $0.001 par value per share common stock ("Common Stock") and a registration rights agreement ("Registration Rights Agreement") covering the registration of Common Stock underlying the Minimum Borrowing Note and the Warrant. As a result of the Minimum Borrowing Note amendment, the Company obtained an additional $5,539,479 of proceeds, net of $203,805 of expenses which was paid to Spencer Clarke. This debt is classified in accordance with EITF 95-22 Balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box agreement.

The Minimum Borrowing Note was amended and restated as a Secured Convertible Note ("Secured Convertible Note") was increased from $1,400,000 to $5,000,000 and the Laurus option, but not the obligation to convert all or any portion of the Secured Convertible Note and accrued interest into Common Stock was decreased from $0.71 per share to $0.41 per share. The Secured Convertible Note continues to have an interest rate of Prime plus two percent (2.0%), shall not be any time less than six percent (6.0%) and is due together with any unpaid and accrued interest hereon, on October 31, 2008 (“Maturity Date"). Additionally,
RG continues to have the option, but not the obligation, to prepay the Secured Convertible Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Secured Convertible Note plus accrued and unpaid interest.

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

The amended and restated Security Agreement continues to include among other things, a stock pledge agreement, a guaranty from the Company and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The amended Security Agreement continues to include a funding formula that determines a maximum amount of funds that Registrant can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula.

The amended and restated documents comprising the above items were filed on Form 8-K.

In January through March, 2006, $2,535,919 was repaid back to Laurus in accordance with terms of the secured revolving note acquired effective October 31, 2005.

STOCKHOLDERS’ EQUITY

Issuances of Common Stock

On March 10, 2006, the Company issued 33,333 shares of RG’s common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the grant date based upon the price of common stock sold in a previous private placement offering.

Common Stock Subscribed

On March 31, 2006, the Company subscribed 11,334 shares of RG’s common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction.

On March 31, 2006, the Company subscribed 11,538 shares of common stock in exchange for accrued vacation owed an employee through December 31, 2005 at $0.32 a share, and accrued expenses on the Company’s books were reduced $3,692. The share price of $0.32 was utilized as the fair market value based upon the closing price of common stock on the grant date of January 1, 2006.

On March 31, 2006, the Company subscribed 22,028 shares of common stock at $0.45 per share in conversion of a note payable to a non-related party. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

On March 31, 2006, the Company subscribed 573,889 shares of common stock in exchange for director fees for the Company’s directors at $0.45 a share, and accrued expenses on the Company’s books were reduced $258,250. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

Common Stock Warrants

Effective February 15, 2006, the Company amended and restated a Security Agreement dated October 31, 2005 with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). The amended and restated Original Warrant to purchase 2,962,963 shares of Common Stock was changed whereby the exercise price was decreased from $0.78 per share to $0.55 per share. The warrant continues to have an expiration term date of October 31, 2012 and all other provisions of the Original Warrant remain the same. As a result of its evaluation, the Company determined that the warrant modification valuation was $25,729 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized as interest expense over the three year duration of the Revolving Note.   The $0.55 per share was based upon the 122% of the price of common stock sold in a recent private placement offering at the time this Security Agreement was amended. Additionally, a new warrant to purchase up to 1,363,636 shares of Common Stock was granted to Laurus at an exercise price of $0.55 per share and has an expiration term date of February 15, 2013. As a result of its evaluation, the Company determined that the warrant valuation was $543,509 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized as interest expense over the three year duration of the Revolving Note.   The $0.55 per share was based upon the 122% of the price of common stock sold in a recent private placement offering at the time this Security Agreement was amended.

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

Although RG has become profitable in recent quarters, and the Company gives no assurance that it will continue profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of RG, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock.

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

We anticipate revenues will increase throughout the remainder of 2006 as a result of storm related work. We cannot be assured that the business will provide sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet projected cash flow needs.

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

2006 OUTLOOK

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

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of March 31, 2006.

We have included $92,282 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of March 31, 2006. Of this liability, $31,052 is for RGA and the Company has structured an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS’s $61,230 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock

On March 10, 2006, the Company issued 33,333 shares of RG’s common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the grant date based upon the price of common stock sold in a previous private placement offering.

Common Stock Subscribed

On March 31, 2006, the Company subscribed 11,334 shares of RG’s common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction.

On March 31, 2006, the Company subscribed 11,538 shares of common stock in exchange for accrued vacation owed an employee through December 31, 2005 at $0.32 a share, and accrued expenses on the Company’s books were reduced $3,692. The share price of $0.32 was utilized as the fair market value based upon the closing price of common stock on the grant date of January 1, 2006.

On March 31, 2006, the Company subscribed 22,028 shares of common stock at $0.45 per share in conversion of a note payable to a non-related party. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

On March 31, 2006, the Company subscribed 573,889 shares of common stock in exchange for director fees for the Company’s directors at $0.45 a share, and accrued expenses on the Company’s books were reduced $258,250. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering.

Common Stock Warrants

Effective February 15, 2006, the Company amended and restated a Security Agreement dated October 31, 2005 with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). The amended and restated Original Warrant to purchase 2,962,963 shares of Common Stock was changed whereby the exercise price was decreased from $0.78 per share to $0.55 per share. The warrant continues to have an expiration term date of October 31, 2012 and all other provisions of the Original Warrant remain the same. As a result of its evaluation, the Company determined that the warrant modification valuation was $25,729 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized as interest expense over the three year duration of the Revolving Note.   The $0.55 per share was based upon the 122% of the price of common stock sold in a recent private placement offering at the time this Security Agreement was amended. Additionally, a new warrant to purchase up to 1,363,636 shares of Common Stock was granted to Laurus at an exercise price of $0.55 per share and has an expiration term date of February 15, 2013. As a result of its evaluation, the Company determined that the warrant valuation was $543,509 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized as interest expense over the three year duration of the Revolving Note.   The $0.55 per share was based upon the 122% of the price of common stock sold in a recent private placement offering at the time this Security Agreement was amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Currently the Company’s Chief Financial Officer and Corporate Controller are consultants and not employees of the Company. It is anticipated as the Company successfully implements its business strategy in the near future, a full time Chief Financial Officer and Corporate Controller will be hired by the Company. However, the Company believes the financial services provided by the Chief Financial Officer and Corporate Controller meet its requirements at this point in time.

Item 6. Exhibits

(a) Exhibits

Exhibit	Title	Location
31.1	Certification by Principal Executive Officer	Attached
31.2	Certification of Principal Financial Officer	Attached
32	Certifications of Principal Executive and Financial Officer Pursuant to 906	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of RG America, Inc., in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ John E. Rea John E. Rea /s/ Bruce A. Hall	Principal Executive Officer Principal Financial Officer	May 22, 2006 May 22, 2006
Bruce A. Hall