Form 10QSB
period 2006-06-30
RG America, Inc.
filed 2006-08-14
CIK 1088401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 29,235,426 shares outstanding as of August 8, 2006. Additionally, there are 3,350,000 shares issuable but not outstanding as of August 8, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

RG AMERICA, INC.
FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Filed herewith are the following unaudited financial statements:

Consolidated Balance Sheet (Unaudited) at June 30, 2006

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2006 and 2005

Notes to Consolidated Financial Statements (Unaudited)

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS
June 30,
2006
Current assets:
Investment in certificate of deposit	$140,740
Contracts receivable, net of allowance for doubtful accounts of $849,805	17,141,583
Unbilled revenue	5,449,852
Prepaid expenses - net of accumulated amortization of $220,901	1,319,296
Other receivables	1,050,416
Notes receivable	351,000
Total current assets	25,452,887

Property and equipment, net of
accumulated depreciation of $305,352	1,056,227
Other non-current assets	99,450
Total assets	$26,608,564

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
June 30,
2006
Current liabilities:
Bank overdraft	$24,314
Accounts payable, trade	6,597,209
Accrued expenses	2,695,656
Withholding taxes payable	96,557
Deferred revenue	588,993
Bank line-of-credit	140,000
Notes payable - related parties	52,368
Notes payable, net of debt discount of $1,649,611	9,439,229
Total current liabilities	19,634,326

Long-term debt - related party	3,973
Total liabilities	19,638,299

Commitments and contingencies	—

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock, $.001 par value, 35,000,000 shares
authorized, none issued and outstanding	—
Common stock, $.001 par value, 300,000,000 shares
authorized, 29,193,540 issued and outstanding	29,193
Common stock subscribed, 3,350,000 shares	(82,948)
Additional paid in capital	8,930,213
Common stock warrants	2,570,529
Accumulated deficit	(3,703,291)
7,743,696

Less: Deferred stock compensation	(773,431)
Total stockholders' equity	6,970,265
Total liabilities and stockholders' equity	$26,608,564

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$8,224,183	$2,084,952	$17,497,019	$5,019,518
Cost of revenues	5,285,060	1,332,079	10,826,146	2,845,968
Gross profit	2,939,123	752,873	6,670,873	2,173,550

Operating expenses:
Selling, general and administrative	707,744	258,487	1,319,483	587,662
Compensation, payroll taxes and benefits	784,165	174,847	1,844,807	754,789
Stock compensation	209,488	3,250	308,824	314,838
Consulting and contract labor	244,759	60,429	451,244	121,779
Professional	42,676	91,275	241,247	131,305
Recovery of impairment	—	—	—	(116,669)
Rent	150,512	82,078	310,498	152,339
Depreciation	77,265	23,524	150,737	40,443
Total operating expenses	2,216,609	693,890	4,626,840	1,986,486

Income from operations	722,514	58,983	2,044,033	187,064

Other expense:
Other income (expense), net	70,940	(9,248)	70,940	2,096
Interest and financing cost, net	(478,366)	(13,349)	(934,264)	(131,389)
Total other expense	(407,426)	(22,597)	(863,324)	(129,293)

Net income	$315,088	$36,386	$1,180,709	$57,771

Net income per share - basic	$0.01	$0.00	$0.04	$0.00
Net income per share - diluted	$0.01	$0.00	$0.03	$0.00
Basic weighted average outstanding shares	31,873,661	24,593,351	31,240,934	24,524,432
Diluted weighted average outstanding shares	49,293,576	25,726,304	44,496,913	26,399,187

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Operating Activities:
Net income	$1,180,709	$57,771
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	150,737	40,443
Write off of investment in limited partnership
Provision for doubtful accounts	424,219	—
Amortization of deferred compensation	100,400	5,487
Non-cash interest expense	493,202	—
Stock options issued for consulting services	—	309,351
Stock warrants issued for consulting services	82,604	—
Stock options issued for employee services	106,320	—
Stock issued for professional services	18,250	—
Stock issued for employee compensation	1,250	—
Stock cancelled related to acquisition	(50,000)	(116,669)
Stock warrant issued for debt services	—	27,357
Changes in operating assets and liabilities:
Contracts receivable	(8,136,312)	(228,956)
Unbilled revenue and deferred revenue, net	(2,317,738)	420,775
Prepaid expenses	(187,375)	(58,822)
Other receivables	(99,300)	(116,395)
Increase in note receivables	—
Other non current assets	(40,600)	—
Bank overdraft	24,314	13,610
Accounts payable - trade	1,473,880	106,733
Accrued expenses	763,773	(544,133)
Withholding taxes payable	4,837	(38,554)
Net cash used in operating activities	(6,006,830)	(122,002)

Investing Activities:
Investment in certificate of deposit	(740)	(179,728)
Purchases of property and equipment	(135,449)	(211,603)
Net cash used in investing activities	(136,189)	(391,331)

Financing Activities:
Repayments of notes payable - related party	(3,862)	—
Repayments of notes payable	(6,874,220)	(19,529)
Repayments of bank line of credit	—	(195,015)
Proceeds from issuance of notes payable	12,337,755	17,000
Proceeds from issuance of convertible debenture notes	—	400,000
Proceeds from bank line of credit	—	209,582
Net cash provided by financing activities	5,459,673	412,038

Net decrease in cash and cash equivalents	(683,346)	(101,295)
Cash and cash equivalents at beginning of period	683,346	111,345
Cash and cash equivalents at end of period	$—	$10,050

Cash paid during the period for interest	$895,331	$9,264

Supplemental Disclosure of Non-cash Transactions:
Stock issued for conversion of accounts payable	$—	$24,467
Stock issued for conversion of accrued expense	$283,833	$111,834
Note payable related party issued for conversion of accrued expense	$—	$11,666
Note payable issued for purchase of property and equipment	$29,000	$—
Stock issued for conversion of notes payable	$535,413	$2,500
Receivable for deferred revenue	$437,500	$—
Stock issued for other non current asset	$—	$30,000
Warrant issued for credit facility	$877,596	$—

The accompanying notes are an integral part of the consolidated financial statements

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has previously incurred net losses, which have resulted in a significant accumulated deficit at June 30, 2006. However, the Company had net income of $1,180,709 for the six months ended June 30, 2006, compared to net income of $57,771 for the six months ended June 30, 2005. At June 30, 2006, current assets exceeded current liabilities by $5,818,561, and through recent periods of net income, the Company had reduced its accumulated deficit to $3,703,291.

The ability of RG to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of June 30, 2006, the Company has a cash position of zero which is directly related to the Company’s existing credit facility with Laurus. As of June 30, 2006, the Company has drawn approximately $9,400,000 of its $10,000,000 credit facility with Laurus. Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, the Company has been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. As a result, the Company has been challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of the Company’s accounts receivable. Typically, the Company’s contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended. Additionally, the ability of the Company to commence new projects has been impacted by the above.

The Company is nearing the completion of several projects and anticipates that the insurance proceeds will be received in the near future to help alleviate the existing cash issue. Additionally, with the collection of these proceeds, additional capacity under the Laurus credit facility will be provided for not only existing projects, but new projects in the Company’s pipeline and backlog.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

The Company cannot provide assurance that it will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If the Company fails to make any required payment under the agreements and related documents governing indebtedness or fails to comply with the financial and operating covenants contained in them, the Company would be in default. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of RG to continue as a going concern.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income, as reported (numerator)	$315,088	$36,386	$1,180,709	$57,771
Net income, for diluted earnings per share - income available to shareholders after assumed conversion as reported (numerator)	$389,883	$55,364	$1,302,254	$83,760
Weighted average number of common shares outstanding (denominator) - basic	31,873,661	24,593,351	31,240,934	24,524,432
Effect of dilutive securities:
Employee stock options	2,195,905	466,286	1,465,797	1,289,490
Warrants	3,028,888	—	1,518,156	55,265
Convertible debt	12,195,122	666,667	9,639,299	530,000
Weighted average number of common shares outstanding (denominator) - dilutive	49,293,576	25,726,304	43,864,186	26,399,187
Net income per share - basic	$0.01	$0.00	$0.04	$0.00
Net income per share - diluted	$0.01	$0.00	$0.03	$0.00

The number of outstanding employee stock options, warrants and any contingently issuable shares that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for these periods presented because of their impact was anti-dilutive for the periods presented are as follows: 939,393 for the three months ended June 30, 2006 and 4,888,062 for the six months ended June 30, 2006.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Reclassifications

Certain amounts in the three months and six months ended June 30, 2005 financial statements have been reclassified to conform to the 2006 presentation.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized for the three months and six months ended June 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for periods prior to January 1, 2006, have not been restated. The compensation cost recognized for the three months and six months ended June 30, 2006 was $57,184 and $106,320 as a result of implementing SFAS No. 123(R).

If the computed fair values of all the Company’s stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net income (loss) would have been:

	For the three months	For the six months
	ended June 30, 2005	ended June 30, 2005

Net income from continuing operations, as reported	$36,386	$57,771

Add stock-based compensation expenses
Included in net income	3,250	314,838

Less total stock-based employee compensation expense determined under the fair value based method for all awards	(27,677)	(374,361)

Pro forma net income (loss)	$11,959	$(1,752)
Earnings (loss) per share:

Basic and diluted - as reported	$0.00	$0.00

Basic and diluted - pro forma	$0.00	$0.00

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

4.	CONTRACTS

A) CONSTRUCTION CONTRACTS

Construction contracts receivable were comprised of the following at June 30, 2006:

Contract receivables billed:
Completed contracts	$5,332,392
Contracts in progress	12,032,447
Retainage	391,679
Less: Allowance for doubtful accounts	(849,805)
$16,906,713

The asset account, “Unbilled revenue”, represents revenues recognized in excess of amounts billed. The liability account “Deferred revenue” represents billings in excess of revenues recognized.

Balances at June 30, 2006 were comprised of the following:

Costs incurred on uncompleted contracts	$16,498,393
Estimated earnings	8,663,226
25,161,619
Less: Billings to date	(19,925,718)
$5,235,901
Balance sheet presentation:
Unbilled revenue	$5,449,852
Deferred revenue	(213,951)
$5,235,901

B) INSURANCE CONTRACTS

Balance sheet presentation:
Unbilled		$—
Deferred revenue		(10,459)
	$	(10,459)

C) OTHER CONTRACTS

Balance sheet presentation:
Unbilled		$—
Deferred revenue		(364,583)
	$	(364,583)

The asset account, “Unbilled revenue”, represents revenues recognized in excess of amounts billed. The liability account “Deferred revenue” represents billings in excess of revenues recognized for both construction and insurance contracts.

5.	DEBT

SHORT-TERM DEBT

Significant current period changes in short-term debt at June 30, 2006 consisted of the following:

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Notes payable - Related Parties

In January, 2006, the Company received $17,000 of property from a related party in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $15,500 as of June 30, 2006.

In April, 2006, the Company received $12,000 of property from a related party in return for a 10% interest bearing note with monthly principal payments of $550. The outstanding principal balance of this note was $10,639 as of June 30, 2006.

Notes payable

On August 8, 2004, through a previous acquisition, we assumed a $8,099 unsecured promissory note from an unrelated party. The Company was accruing interest at the rate of 8% per annum. In March 2006, the Company repaid the obligation through the issuance of 22,028 shares of RG common stock in exchange for the retirement of the promissory note plus accrued interest of $1,814.

Effective February 15, 2006 ("Effective Date"), the Company amended and restated a Security Agreement dated October 31, 2005 with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note"), a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"), a common stock purchase warrant ("Original Warrant") to purchase up to 2,962,963 shares of RG’s $0.001 par value per share common stock ("Common Stock") and a registration rights agreement ("Registration Rights Agreement") covering the registration of Common Stock underlying the Minimum Borrowing Note and the Warrant. As a result of the Minimum Borrowing Note amendment, the Company obtained an additional $5,539,479 of proceeds, net of $203,805 of expenses which was paid to the Company’s financial advisor, Spencer Clarke. The indebtedness is classified as current in accordance with EITF 95-22 “Balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box agreement”.

The Minimum Borrowing Note was amended and restated as a Secured Convertible Note ("Secured Convertible Note") and was increased from $1,400,000 to $5,000,000. Laurus has the option, but not the obligation, to convert all or any portion of the Secured Convertible Note and accrued interest into Common Stock at $0.41 per share, as amended from the previous $0.71 per share. The Secured Convertible Note continues to have an interest rate of Prime plus two percent (2.0%), shall not be any time less than six percent (6.0%) and is due together with any unpaid and accrued interest hereon, on October 31, 2008 (“Maturity Date"). Additionally, RG continues to have the option, but not the obligation, to prepay the Secured Convertible Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Secured Convertible Note plus accrued and unpaid interest.

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

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

The amended and restated documents comprising the above items were previously filed on Form 8-K.

In January through March, 2006, the Company borrowed an additional $5,743,284 and repaid back $2,535,919 to Laurus in accordance with terms of the secured revolving note acquired effective October 31, 2005.

In May 2006, Laurus converted $525,000 of the Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock, at the amended agreement rate of $0.41 per share.

In May 2006, the Company commenced a bridge loan transaction in the amount of $2,000,000 through the private placement of Promissory Notes (“Notes”) to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). This private placement was arranged by our financial advisor on the transaction, Spencer Clarke, LLC (“Spencer Clarke”). Effective June 30, 2006, the Company terminated the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated existing Senior Indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as June 30, 2006 and no fees or commissions were paid in connection with the issuance of the warrants to Spencer Clarke. The issuance of the warrants was made in reliance of the Section Act, which provide for exemptions form the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon a premium equal to 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

7.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

On March 10, 2006, the Company issued 33,333 shares of RG’s common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a previous private placement offering in 2004.

In May 2006, Laurus converted $525,000 of the Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock, at the amended agreement rate of $0.41 per share.

In May 2006, the Company issued 33,333 shares of common stock in exchange for outstanding compensation owed an officer at $0.45 a share and accrued compensation on the Company’s books was reduced $15,000. The share price of $0.45 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a recent private placement offering at the time the salary was earned.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

In May and June 2006, the Company issued 68,083 shares of RG’s common stock to several individuals as a correction for unrecorded issuances. The average share price was approximately $0.30 and was determined by a combination of contracted stock price and fair market value, based at the time that the issuances should have been made and was recorded as a debit to paid in capital and stock compensation.

In June 2006, the Company issued 15,316 shares of common stock in exchange for outstanding compensation owed an employee at $0.45 a share and accrued compensation on the Company’s books was reduced $6,892. The share price of $0.45 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a recent private placement offering at the time the salary was earned, based at the time that the issuance should have been made.

Common Stock Subscribed

On March 31, 2006, the Company subscribed 11,334 shares of RG’s common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction. There was no effective share price for the issuance as it reflected a correction of a transfer agent error and was recorded as a reclass between paid in capital and common stock subscribed.

On March 31, 2006, the Company subscribed 11,538 shares of common stock in exchange for accrued vacation owed an employee through December 31, 2005 at $0.32 a share, and accrued expenses on the Company’s books were reduced $3,692. The share price of $0.32 was utilized as the fair market value based upon the closing price of common stock on the issuance date of January 1, 2006.

On March 31, 2006, the Company subscribed 22,028 shares of common stock at $0.45 per share in conversion of a note payable to a non-related party. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time of the note payable.

On March 31, 2006, the Company subscribed 573,889 shares of common stock in exchange for director fees for the Company’s directors at $0.45 a share, and accrued expenses on the Company’s books were reduced $258,250. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time the services were performed.

In April 2006, the Company determined that a September 2004 financing transaction, which resulted in the subscription of 83,333 shares of RG’s common stock valued at $50,000, was cancellable because certain conditions regarding this transaction were not met. The Company cancelled the stock subscription and recorded $50,000 to other income.

In May 2006, the Company cancelled a stock subscription for 8,333 shares of RG’s common stock to an investor as a correction for an unrecorded issuance.

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

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

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

In May 2006, the Company commenced a bridge loan transaction in the amount of $2,000,000 through the private placement of Promissory Notes (“Notes”) to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). This private placement was arranged by our financial advisor on the transaction, Spencer Clarke, LLC (“Spencer Clarke”). Effective June 30, 2006, the Company terminated the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated existing Senior Indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as of the date of this Current Report and no fees or commissions were paid in connection with the issuance of the warrants to the promissory note holders. The issuance of the warrants was made in reliance of the Section Act, which provide for exemptions form the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon the 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

In June 2006, in return for investor relations consulting, the Company issued three five year stock warrants to third parties to purchase a total of 100,000 shares of the Company’s common stock at an exercise price of $0.45 per share. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $82,604 and recorded this amount to stock compensation and common stock warrants. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time consulting agreement was negotiated.

Stock Options
In August 2004, the Company adopted the 2004 Omnibus Stock Option Plan (the “2004 Plan”). The purpose of the 2004 Plan is to advance the business and development of the Company and its shareholders by affording

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

to the employees, directors and officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the 2004 Plan's terms. The 2004 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options granted under the plan. Stock Options under the Plan may be granted by the Board of Directors or a Compensation Committee of the Board of Directors. The exercise prices for Options granted will be at the fair market value of the common stock at the time of the grant if a public market develops for the common stock or not less than the most recent price at which the Company had sold its common stock.

The following table summarizes activity related to options:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	4,468,336	$0.37
Granted	83,333	0.67
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2006	4,551,669	$0.38

The Company’s computations for employee grants in 2006 were made using a Black-Scholes model using the following weighted average assumptions: expected life of 4.9 years; risk free rate of 4.87%; no dividends during the expected life; and a volatility of 178.42%. The weighted average fair value of options granted in 2006 was $0.64.

All but 241,666 options to purchase our common stock at June 30, 2006 have been issued with exercise prices equal to or greater than fair market value on the date of issuance. The Company recorded stock compensation expense of $106,320 related to options for the six months ended June 30, 2006. There is $287,031 of stock compensation expense to be expensed over a weighted average time of 2.06 years for the six months ended June 30, 2006. Expense for options that vest on a pro rata basis are recorded on a straight line basis.

The terms of options to purchase our common stock are summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price
$0.30 - $0.9120	4,551,669	7.8 Years	$0.38	2,613,745	$0.37

In April 2006, 83,333 employee stock options were granted to an employee who is an officer at a strike price of $0.67 per share These stock options per share price was based upon a five day trailing average of the fair market value as indicated on the stock market.

8.	COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in accounts payable as of June 30, 2006.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

The Company has included $96,557 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of June 30, 2006. Of this liability, $31,828 is for RGA and the Company has structured an agreement with the Internal Revenue Service to pay the entire amount. In addition, with a previous acquisition, the Company assumed $64,729 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest.

9.	RELATED PARTY TRANSACTIONS

In January, 2006, the Company received $17,000 of property from a related party in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $17,000 as of June 30, 2006.

The Chairman of the Board earns $10,000 per month for consulting services. In addition, the Chairman of the Board earns a commission based upon % of revenue. For January thru March 2006, $39,712 in consulting services and $28,981 in commissions was paid to the Chairman resulting in a consulting services balance due of $9,231 and a commission balance due of $70,788 outstanding at March 31, 2006. For April thru June 2006, $32,308 in consulting services and $23,077 in commission was paid to the Chairman resulting in a consulting services balance due of $9,231 and a commissions balance due of $47,999 outstanding at June 30, 2006.

In January through March 2006, one of the Company's construction crews made $50,755 of personal repairs in the home of the Company's Chief Operating Officer in exchange for a reduction of monies previously owed this officer. In April through June 2006, one of the Company's construction crews made $8,211 of personal repairs in the home of the Company's Chief Operating Officer in exchange for a reduction of monies previously owed this officer.

The Company is leasing three vehicles from Rea Brothers for general business purposes. In January through March 2006, the Company paid Rea Brothers $4,266 in lease payments. In April through June 2006, the Company paid Rea Brothers $8,532 in lease payments.

In April, 2006, the Company received $12,000 of property from a related party and in return for a 10% interest bearing note with monthly principal payments of $550. The outstanding principal balance of this note was $10,639 as of June 30, 2006.

In June 2006, the Company’s Chief Operating Officer and who is also a Director, forgave $99,955 of commissions due and payable in relation to storm related business. In June 2006, the Company’s former Chief Executive Officer and former Director, forgave $57,405 of commissions due and payable in relation to storm related business. In June 2006, the Company’s Chairman of the Board, who is also the father of the Company’s former Chief Executive Officer and Chief Operating Officer, forgave $16,401 of commissions due and payable in relation to storm related business. As a result of the above items, the Company’s directors and officers forgave a total of $173,761 of commissions.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

10.	SUBSEQUENT EVENTS

In May 2006, the Company commenced an evaluation for the impact of accelerating the vesting of the Company’s employee stock options to simplify the accounting requirements related to SFAS No. 123(R). As of the date of these financial statements, the evaluation has not been completed.

Effective July 1, 2006, John E. Rea resigned his position as Chief Executive Officer and a director of the Company and Bruce A. Hall was appointed Chief Executive Officer and a director of the Company. Mr. Hall will continue in his existing role as the Company’s Chief Financial Officer and Mr. Rea will be an advisor for the Company.

Effective July 1, 2006, the Company retained Southwest Securities, Inc. ("Southwest Securities") as its investment banker, to assist and advise the Company on financial matters. Southwest Securities, a NYSE member firm, is the primary broker/dealer subsidiary of SWS Group, Inc., a Dallas-based diversified holding company that delivers a broad range of investment, commercial banking and related financial services to individuals, corporations, governmental entities and financial intermediaries.

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

Effective July 1, 2006, John E. Rea resigned his position as Chief Executive Officer and a director of the Company and Bruce A. Hall was appointed Chief Executive Officer and a director of the Company. Mr. Hall will continue in his existing role as the Company’s Chief Financial Officer and Mr. Rea will be an advisor for the Company.

Effective July 1, 2006, the Company retained Southwest Securities, Inc. ("Southwest Securities") as its investment banker, to assist and advise the Company on financial matters. Southwest Securities, a NYSE member firm, is the primary broker/dealer subsidiary of SWS Group, Inc., a Dallas-based diversified holding company that delivers a broad range of investment, commercial banking and related financial services to individuals, corporations, governmental entities and financial intermediaries.

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2006 compared to the three months and six months ended June 30, 2005

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$8,224,183	$2,084,952	$17,497,019	$5,019,518
Cost of revenues	5,285,060	1,332,079	10,826,146	2,845,968
Gross profit	2,939,123	752,873	6,670,873	2,173,550

Operating expenses:
Selling, general and administrative	707,744	258,487	1,319,483	587,662
Compensation, payroll taxes and benefits	784,165	174,847	1,844,807	754,789
Stock compensation	209,488	3,250	308,824	314,838
Consulting and contract labor	244,759	60,429	451,244	121,779
Professional	42,676	91,275	241,247	131,305
Recovery of impairment	—	—	—	(116,669)
Rent	150,512	82,078	310,498	152,339
Depreciation	77,265	23,524	150,737	40,443
Total operating expenses	2,216,609	693,890	4,626,840	1,986,486

Income from operations	722,514	58,983	2,044,033	187,064

Other expense:
Other income (expense), net	70,940	(9,248)	70,940	2,096
Interest and financing cost, net	(478,366)	(13,349)	(934,264)	(131,389)
Total other expense	(407,426)	(22,597)	(863,324)	(129,293)
Net income	$315,088	$36,386	$1,180,709	$57,771

Three Months Ended June 30, 2006 Compared To The Three Months Ended June 30, 2005

Revenue:
Operating revenue increased $6,139,231, or 295%, to $8,224,183 for the three months ended June 30, 2006, from $2,084,952 for the three months ended June 30, 2005. The increase was primarily the result of RGA’s continued growth in storm related construction work in Florida, Louisiana and Mississippi.

Cost of Sales:
Cost of sales increased $3,952,981, or 297%, to $5,285,060 for the three months ended June 30, 2006, from $1,332,079 for the three months ended June 30, 2005. The increase was primarily the result of RGA’s continued growth in storm related construction work in Florida, Louisiana and Mississippi.

Operating Expenses:
Operating expenses increased $1,522,719 or 219%, to $2,216,609 for the three months ended June 30, 2006 from $693,890 for the three months ended June 30, 2005. The increase was primarily the result of $449,257 of increased SGA, $609,318 of increased compensation, $206,238 of increased stock compensation, $184,330 of increased consulting and contract labor, $68,434 of increased rent, and $53,741 of increased depreciation as result of RGA’s increased storm related construction work in Florida, Louisiana and Mississippi. These increases were offset by a decrease of $48,599 related to less professional expenses.

Other Income (Expense):
Other expense increased $384,829, or 1,703% to $407,426 of expense for the three months ended June 30, 2006 from $22,597 of expense for the three months ended June 30, 2005. The increase was primarily the result of interest expense related to the Secured Convertible Note.

Six Months Ended June 30, 2006 Compared To The Six Months Ended June 30, 2005

Revenue:
Operating revenue increased $12,477,501, or 249%, to $17,497,019 for the six months ended June 30, 2006, from $5,019,518 for the six months ended June 30, 2005. The increase was primarily the result of RGA’s continued growth in storm related construction work in Florida, Louisiana and Mississippi.

Cost of Sales:
Cost of sales increased $7,980,178, or 280%, to $10,826,146 for the six months ended June 30, 2006, from $2,845,968 for the six months ended June 30, 2005. The increase was primarily the result of RGA’s continued growth in storm related construction work in Florida, Louisiana and Mississippi.

Operating Expenses:
Operating expenses increased $2,640,354 or 133%, to $4,626,840 for the six months ended June 30, 2006 from $1,986,486 for the six months ended June 30, 2005. The increase was primarily the result of $731,821 of increased SGA, $1,090,018 of increased compensation, $329,465 of increased consulting and contract labor, $109,942 of increased professional expense, $158,159 of increased rent, and $110,294 of increased depreciation as result of RGA’s increased storm related construction work in Florida, Louisiana and Mississippi. In addition, the increase was offset by the result of no recovery of impairment in the six months ended June 30, 2006 as compared to the $116,669 recovery of impairment recorded in the six months ended June 30, 2005.

Other Income (Expense):
Other expense increased $734,031, or 568% to $863,324 of expense for the six months ended June 30, 2006 from $129,293 of expense for the six months ended June 30, 2005. The increase was primarily the result of interest expense related to the Secured Convertible Note.

Liquidity and Capital Resources

Cash and cash equivalents were zero at June 30, 2006 as compared to $683,346 at December 31, 2005 and working capital was $5,818,561 at June 30, 2006 as compared to $2,554,610 at December 31, 2005. The increase in the working capital is primarily due to a $7,712,093 increase in contracts receivable, offset by a $1,473,880 increase in accounts payable, a $1,649,187 increase in unbilled revenue, and a $4,568,581 increase in notes payable.

The decrease in cash to a zero balance as of June 30, 2006 is directly related to the Company’s existing credit facility with Laurus. As of June 30, 2006, the Company has drawn approximately $9,400,000 of its $10,000,000 credit facility with Laurus. Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, the Company has been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. As a result, the Company has been challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of the Company’s accounts receivable. Typically, the Company’s contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended. Additionally, the ability of the Company to commence new projects has been impacted by the above.

The Company is nearing the completion of several projects and anticipates that the insurance proceeds will be received in the near future to help alleviate the existing cash issue. Additionally, with the collection of these proceeds, additional capacity under the Laurus credit facility will be provided for not only existing projects, but new projects in the Company’s pipeline and backlog.

Operating Activities: Net cash used by operating activities was $6,006,830 for the six months ended June 30, 2006 compared to $122,002 net cash used in operating activities for the six months ended June 30, 2005. The decrease in cash provided by operations resulted primarily from the Company’s continued storm related construction work in Florida, Louisiana and Mississippi.

Investing Activities: Net cash used in investing activities was $136,189 for the six months ended June 30, 2006 compared to $391,331 for the six months ended June 30, 2005. The decrease was the result of $740 investment in certificate of deposit in the six months ended June 30, 2006 as compared to the $179,728 investment in certificate of deposit recorded in the six months ended June 30, 2005. In addition, the decrease was the result of $135,449 investment in property and equipment in the six months ended June 30, 2006 as compared to the $179,728 investment in property and equipment recorded in the six months ended June 30, 2005.

Financing Activities: Net cash provided by financing activities was $5,459,673 for the six months ended June 30, 2006 compared to $412,038 for the six months ended June 30, 2005. The increase of net cash provided by financing activities of $5,047,635 is primarily result of $12,337,755 proceeds from issuance of a secured revolving note offset by the repayment of $6,874,220 on the secured revolving note.

SHORT-TERM DEBT

Signficant current period changes in short-term debt at June 30, 2006 consisted of the following:

Notes payable - Related Parties

In January, 2006, the Company received $17,000 of property from a related party in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $15,500 as of June 30, 2006.

In April, 2006, the Company received $12,000 of property from a related party in return for a 10% interest bearing note with monthly principal payments of $550. The outstanding principal balance of this note was $10,639 as of June 30, 2006.

Notes payable

On August 8, 2004, through a previous acquisition, we assumed a $8,099 unsecured promissory note from an unrelated party. The Company was accruing interest at the rate of 8% per annum. In March 2006, the Company repaid the obligation through the issuance of 22,028 shares of RG common stock in exchange for the retirement of the promissory note plus accrued interest of $1,814.

Effective February 15, 2006 ("Effective Date"), the Company amended and restated a Security Agreement dated October 31, 2005 with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note"), a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"), a common stock purchase warrant ("Original Warrant") to purchase up to 2,962,963 shares of RG’s $0.001 par value per share common stock ("Common Stock") and a registration rights agreement ("Registration Rights Agreement") covering the registration of Common Stock underlying the Minimum Borrowing Note and the Warrant. As a result of the Minimum Borrowing Note amendment, the Company obtained an additional $5,539,479 of proceeds, net of $203,805 of expenses which was paid to the Company’s financial advisor, Spencer Clarke. The indebtedness is classified as current in accordance with EITF 95-22 “Balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box agreement”.

The Minimum Borrowing Note was amended and restated as a Secured Convertible Note ("Secured Convertible Note") and was increased from $1,400,000 to $5,000,000. Laurus has the option, but not the obligation, to convert all or any portion of the Secured Convertible Note and accrued interest into Common Stock at $0.41 per share, as amended from the previous $0.71 per share. The Secured Convertible Note continues to have an interest rate of Prime plus two percent (2.0%), shall not be any time less than six percent (6.0%) and is due together with any unpaid and accrued interest hereon, on October 31, 2008 (“Maturity Date"). Additionally, RG continues to have the option, but not the obligation, to prepay the Secured Convertible Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Secured Convertible Note plus accrued and unpaid interest.

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

The amended and restated documents comprising the above items were previously filed on Form 8-K.

In January through March, 2006, the Company borrowed an additional $5,743,284 and repaid back $2,535,919 to Laurus in accordance with terms of the secured revolving note acquired effective October 31, 2005.

In May 2006, Laurus converted $525,000 of the Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock, at the amended agreement rate of $0.41 per share.

In May 2006, the Company commenced a bridge loan transaction in the amount of $2,000,000 through the private placement of Promissory Notes (“Notes”) to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). This private placement was arranged by our financial advisor on the transaction, Spencer Clarke, LLC (“Spencer Clarke”). Effective June 30, 2006, the Company terminated the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated existing Senior Indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as June 30, 2006 and no fees or commissions were paid in connection with the issuance of the warrants to Spencer Clarke. The issuance of the warrants was made in reliance of the Section Act, which provide for exemptions form the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon a premium equal to 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

STOCKHOLDERS’ EQUITY

Issuances of Common Stock

On March 10, 2006, the Company issued 33,333 shares of RG’s common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a previous private placement offering in 2004.

In May 2006, Laurus converted $525,000 of the Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock, at the amended agreement rate of $0.41 per share.

In May 2006, the Company issued 33,333 shares of common stock in exchange for outstanding compensation owed an officer at $0.45 a share and accrued compensation on the Company’s books was reduced $15,000. The share price of $0.45 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a recent private placement offering at the time the salary was earned.

In May and June 2006, the Company issued 68,083 shares of RG’s common stock to several individuals as a correction for unrecorded issuances. The average share price was approximately $0.30 and was determined by a combination of contracted stock price and fair market value, based at the time that the issuances should have been made and was recorded as a debit to paid in capital and stock compensation.

In June 2006, the Company issued 15,316 shares of common stock in exchange for outstanding compensation owed an employee at $0.45 a share and accrued compensation on the Company’s books was reduced $6,892. The share price of $0.45 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a recent private placement offering at the time the salary was earned, based at the time that the issuance should have been made.

Common Stock Subscribed

On March 31, 2006, the Company subscribed 11,334 shares of RG’s common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction. There was no effective share price for the issuance as it reflected a correction of a transfer agent error and was recorded as a reclass between paid in capital and common stock subscribed.

On March 31, 2006, the Company subscribed 11,538 shares of common stock in exchange for accrued vacation owed an employee through December 31, 2005 at $0.32 a share, and accrued expenses on the Company’s books were reduced $3,692. The share price of $0.32 was utilized as the fair market value based upon the closing price of common stock on the issuance date of January 1, 2006.

On March 31, 2006, the Company subscribed 22,028 shares of common stock at $0.45 per share in conversion of a note payable to a non-related party. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time of the note payable.

On March 31, 2006, the Company subscribed 573,889 shares of common stock in exchange for director fees for the Company’s directors at $0.45 a share, and accrued expenses on the Company’s books were reduced $258,250. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time the services were performed.

In April 2006, the Company determined that a September 2004 financing transaction, which resulted in the subscription of 83,333 shares of RG’s common stock valued at $50,000, was cancellable because certain conditions regarding this transaction were not met. The Company cancelled the stock subscription and recorded $50,000 to other income.

In May 2006, the Company cancelled a stock subscription for 8,333 shares of RG’s common stock to an investor as a correction for an unrecorded issuance.

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

In May 2006, the Company commenced a bridge loan transaction in the amount of $2,000,000 through the private placement of Promissory Notes (“Notes”) to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”).

This private placement was arranged by our financial advisor on the transaction, Spencer Clarke, LLC (“Spencer Clarke”). Effective June 30, 2006, the Company terminated the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated existing Senior Indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as of the date of this Current Report and no fees or commissions were paid in connection with the issuance of the warrants to the promissory note holders. The issuance of the warrants was made in reliance of the Section Act, which provide for exemptions form the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount will be amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon the 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

In June 2006, in return for investor relations consulting, the Company issued three five year stock warrants to third parties to purchase a total of 100,000 shares of the Company’s common stock at an exercise price of $0.45 per share. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $82,604 and recorded this amount to stock compensation and common stock warrants. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time consulting agreement was negotiated.

Stock Options
In August 2004, the Company adopted the 2004 Omnibus Stock Option Plan (the “2004 Plan”). The purpose of the 2004 Plan is to advance the business and development of the Company and its shareholders by affording to the employees, directors and officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the 2004 Plan's terms. The 2004 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options granted under the plan. Stock Options under the Plan may be granted by the Board of Directors or a Compensation Committee of the Board of Directors. The exercise prices for Options granted will be at the fair market value of the common stock at the time of the grant if a public market develops for the common stock or not less than the most recent price at which the Company had sold its common stock.

The following table summarizes activity related to options:
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	4,468,336	$0.37
Granted	83,333	0.67
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2006	4,551,669	$0.38

The Company’s computations for employee grants in 2006 were made using a Black-Scholes model using the following weighted average assumptions: expected life of 4.9 years; risk free rate of 4.87%; no dividends during the expected life; and a volatility of 178.42%. The weighted average fair value of options granted in 2006 was $0.64.

All but 241,666 options to purchase our common stock at June 30, 2006 have been issued with exercise prices equal to or greater than fair market value on the date of issuance. The Company recorded stock compensation expense of $106,320 related to options for the six months ended June 30, 2006. There is $287,031 of stock compensation expense to be expensed over a weighted average time of 2.06 years for the six months ended June 30, 2006. Expense for options that vest on a pro rata basis are recorded on a straight line basis.

The terms of options to purchase our common stock are summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2006	Weighted Average Exercise Price
$0.30 - $0.9120	4,551,669	7.8 Years	$0.38	2,613,745	$0.37

In April 2006, 83,333 employee stock options were granted to an employee who is an officer at a strike price of $0.67 per share These stock options per share price was based upon a five day trailing average of the fair market value as indicated on the stock market.

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

The decrease in cash to a zero balance as of June 30, 2006 is directly related to the Company’s existing credit facility with Laurus. As of June 30, 2006, the Company has drawn approximately $9,400,000 of its $10,000,000 credit facility with Laurus. Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, the Company has been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. As a result, the Company has been challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of the Company’s accounts receivable. Typically, the Company’s contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended. Additionally, the ability of the Company to commence new projects has been impacted by the above.

The Company is nearing the completion of several projects and anticipates that the insurance proceeds will be received in the near future to help alleviate the existing cash issue. Additionally, with the collection of these proceeds, additional capacity under the Laurus credit facility will be provided for not only existing projects, but new projects in the Company’s pipeline and backlog.

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

Item 3. Controls and Procedures.

Bruce A. Hall, our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of June 30, 2006.

We have included $96,557 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of June 30, 2006. Of this liability, $31,828 is for RGA and the Company has structured an agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS’s $64,729 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock

On March 10, 2006, the Company issued 33,333 shares of RG’s common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a previous private placement offering in 2004.

In May 2006, Laurus converted $525,000 of the Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock, at the amended agreement rate of $0.41 per share.

In May 2006, the Company issued 33,333 shares of common stock in exchange for outstanding compensation owed an officer at $0.45 a share and accrued compensation on the Company’s books was reduced $15,000. The share price of $0.45 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a recent private placement offering at the time the salary was earned.

In May and June 2006, the Company issued 68,083 shares of RG’s common stock to several individuals as a correction for unrecorded issuances. The average share price was approximately $0.30 and was determined by a combination of contracted stock price and fair market value, based at the time that the issuances should have been made and was recorded as a debit to paid in capital and stock compensation.

In June 2006, the Company issued 15,316 shares of common stock in exchange for outstanding compensation owed an employee at $0.45 a share and accrued compensation on the Company’s books was reduced $6,892. The share price of $0.45 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a recent private placement offering at the time the salary was earned, based at the time that the issuance should have been made.

Common Stock Subscribed

On March 31, 2006, the Company subscribed 11,334 shares of RG’s common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction. There was no effective share price for the issuance as it reflected a correction of a transfer agent error and was recorded as a reclass between paid in capital and common stock subscribed.

On March 31, 2006, the Company subscribed 11,538 shares of common stock in exchange for accrued vacation owed an employee through December 31, 2005 at $0.32 a share, and accrued expenses on the Company’s books were reduced $3,692. The share price of $0.32 was utilized as the fair market value based upon the closing price of common stock on the issuance date of January 1, 2006.

On March 31, 2006, the Company subscribed 22,028 shares of common stock at $0.45 per share in conversion of a note payable to a non-related party. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time of the note payable.

On March 31, 2006, the Company subscribed 573,889 shares of common stock in exchange for director fees for the Company’s directors at $0.45 a share, and accrued expenses on the Company’s books were reduced $258,250. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time the services were performed.

In April 2006, the Company determined that a September 2004 financing transaction, which resulted in the subscription of 83,333 shares of RG’s common stock valued at $50,000, was cancellable because certain conditions regarding this transaction were not met. The Company cancelled the stock subscription and recorded $50,000 to other income.

In May 2006, the Company cancelled a stock subscription for 8,333 shares of RG’s common stock to an investor as a correction for an unrecorded issuance.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

NAME AND SIGNATURE	TITLE	DATE

/s/ Bruce A. Hall	Principal Executive Officer	August 15, 2006
Bruce A. Hall

/s/ Bruce A. Hall	Principal Financial Officer	August 15, 2006
Bruce A. Hall