Form 10QSB
period 2006-09-30
RG America, Inc.
filed 2006-11-13
CIK 1088401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 29,235,426 shares outstanding as of November 2, 2006. Additionally, there are 3,350,000 shares issuable but not outstanding as of November 2, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

RG AMERICA, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Filed herewith are the following unaudited financial statements:

Consolidated Balance Sheet at September 30, 2006

Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005

Notes to Consolidated Financial Statements

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS
September 30,
2006
Current assets:
Cash and cash equivalents	$601,838
Restricted cash	2,775,716
Investment in certificate of deposit	40,000
Contracts receivable, net of allowance for doubtful accounts of $757,651	12,022,045
Unbilled revenue	6,309,707
Prepaid expenses - net of accumulated amortization of $483,984	780,884
Other receivables	105,343
Notes receivable	268,021
Investment in available-for-sale securities	182,000
Total current assets	23,085,554

Property and equipment, net of
accumulated depreciation of $380,490	982,768
Other non-current assets	92,855

Total assets	$24,161,177

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
September 30,
2006
Current liabilities:
Accounts payable, trade	5,792,490
Accrued expenses	2,406,475
Withholding taxes payable	100,416
Deferred revenue	224,358
Bank line-of-credit	40,000
Notes payable - related parties	42,402
Notes payable, net of debt discount of $1,197,548	10,520,402
Total current liabilities	19,126,543

Long-term debt - related party	3,589
Total liabilities	19,130,132

Commitments and contingencies	-

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock, $.001 par value, 35,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.001 par value, 300,000,000 shares
authorized, 29,235,426 issued and outstanding	29,235
Common stock subscribed, 3,350,000 shares	(68,948)
Additional paid in capital	9,083,478
Common stock warrants	2,895,343
Accumulated other comprehensive loss	(404,250)
Accumulated deficit	(6,503,813)

Total stockholders' equity	5,031,045

Total liabilities and stockholders' equity	$24,161,177

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$4,299,760	$5,295,053	$21,796,779	$10,314,571
Cost of revenues	2,366,353	3,435,377	13,192,499	6,281,345
Gross profit	1,933,407	1,859,676	8,604,280	4,033,226

Operating expenses:
Selling, general and administrative	378,546	398,854	1,698,029	986,516
Compensation, payroll taxes and benefits	1,486,999	801,718	3,331,806	1,556,507
Stock compensation	1,213,063	5,243	1,521,887	320,081
Consulting and contract labor	240,594	184,098	691,838	305,877
Professional	130,654	64,931	371,901	196,236
Recovery of impairment	-	-	-	(116,669)
Impairment of leasehold improvements	-	123,230	-	123,230
Rent	120,355	79,779	430,853	232,112
Depreciation	75,138	31,188	225,875	71,631
Total operating expenses	3,645,349	1,689,035	8,272,189	3,675,521

Income (loss) from operations	(1,711,942)	170,641	332,091	357,705

Other expense:
Other income (expense), net	19,285	-	90,225	2,096
Interest and financing cost, net	(1,107,865)	(54,617)	(2,042,129)	(186,006)
Total other expense	(1,088,580)	(54,617)	(1,951,904)	(183,910)

Net income (loss)	$(2,800,522)	$116,024	$(1,619,813)	$173,795

Other comprehensive income (loss)
Unrealized loss on investment in available- for-sale securities	(404,250)	-	(404,250)	-

Total comprehensive income (loss)	$(3,204,772)	$116,024	$(2,024,063)	$173,795

Net income (loss) per share - basic	$(0.09)	$-	$(0.05)	$0.01
Net income (loss) per share - diluted	$(0.09)	$-	$(0.05)	$0.01
Basic weighted average outstanding shares	32,573,751	25,026,928	31,690,089	24,693,771
Diluted weighted average outstanding shares	32,573,751	27,039,130	31,690,089	26,614,341

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Operating Activities:
Net income (loss)	$(1,619,813)	$173,795
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	225,875	71,631
Write off of investment in limited partnership
Leasehold improvement impairment	-	123,230
Provision for doubtful accounts	358,399	112,026
Amortization of deferred compensation	864,381	3,663
Non-cash interest expense	1,208,249	-
Stock options issued for consulting services	-	309,351
Stock warrants issued for consulting services	256,949	-
Stock options issued for employee services	358,640	-
Stock issued for professional services	40,667	4,230
Stock issued for employee compensation	1,250	-
Stock cancelled related to acquisition	(50,000)	(116,669)
Stock warrant issued for debt services	30,239	34,399
Changes in operating assets and liabilities:
Restricted cash	(2,775,716)	-
Contracts receivable	(2,950,954)	(2,212,016)
Unbilled revenue and deferred revenue, net	(3,253,478)	(868,966)
Prepaid expenses	88,054	(54,398)
Other receivables	(32,248)	(72,272)
Increase in note receivables
Other non current assets	(34,005)	-
Accounts payable - trade	677,411	1,369,053
Accrued expenses	474,592	702,535
Withholding taxes payable	8,696	(155,766)
Net cash used in operating activities	(6,122,812)	(576,174)

Investing Activities:
Investment in certificate of deposit	-	(279,728)
Proceeds from note receivable	100,000	-
Purchases of property and equipment	(137,128)	(525,985)
Net cash used in investing activities	(37,128)	(805,713)

Financing Activities:
Repayments of notes payable - related party	(14,212)	(15,170)
Repayments of notes payable	(7,052,221)	(5,000)
Repayments of bank line-of-credit	(100,000)	(195,015)
Proceeds from issuance of notes payable	13,144,865	17,000
Proceeds from issuance of convertible debenture notes	-	400,000
Proceeds from sale of common stock	-	1,014,650
Proceeds from bank line-of-credit	100,000	309,582
Net cash provided by financing activities	6,078,432	1,526,047

Net increase (decrease) in cash and cash equivalents	(81,508)	144,160
Cash and cash equivalents at beginning of period	683,346	111,345
Cash and cash equivalents at end of period	$601,838	$255,505

Cash paid during the period for interest	$1,204,137	$83,016

Supplemental Disclosure of Non-cash Transactions:
Stock issued for conversion of accounts payable	$8,250	$24,467
Stock issued for conversion of accrued expense	283,833	152,300
Note payable related party issued for conversion of accrued expense	-	11,666
Note payable issued for purchase of property and equipment	29,000	5,000
Note payable offset with note receivable	203,600	-
Stock issued for conversion of notes payable	535,413	2,500
Deferred compensation reversal for terminated employees	9,450	-
Stock issued in exchange for convertible debentures	-	400,000
Stock issued for other non current asset	-	30,000
Unrealized loss on investments available for sale securities	404,250	-
Warrant issued for credit facility	877,596	-
Warrant issued for equity advisory services	120,230	290,700
Unrecorded stock adjustment	7,000	-
MBI stock issued for note receivable	875,000	-

The accompanying notes are an integral part of the consolidated financial statements

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has previously incurred net losses, which have resulted in a significant accumulated deficit at September 30, 2006. The Company had net loss of $1,619,813 for the nine months ended September 30, 2006, compared to net income of $173,795 for the nine months ended September 30, 2005. In addition, at September 30, 2006, the Company has an accumulated deficit of $6,503,813.

The ability of RG to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company can give no assurance that it will become profitable or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of RG, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock.

As of September 30, 2006, the Company has $2,775,716 of restricted cash which was collected from customers that are directly related to the Company’s existing credit facility with Laurus. As of September 30, 2006, the Company has drawn 100% of its $10,000,000 credit facility with Laurus. Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, the Company has been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. The Company has been significantly challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of the Company’s accounts receivable. Typically, the Company’s contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended. Additionally, the ability of the Company to commence new projects has been impacted by the above.

The Company is nearing the completion of several projects and in September 2006, received significant payments from certain customers. With the collection of these proceeds, additional capacity under the Laurus credit facility was provided for not only existing projects, but new projects in the Company’s pipeline and backlog. However, because of the significant delay in advancing projects due to capital constraints as discussed above, a significant portion of the Company’s accounts receivable that have been financed with Laurus previously had become ineligible due to the time the accounts receivable had been outstanding. As a result, even though the Company received significant accounts receivable payments from customers in September 2006, there was no capacity to receive additional funding from Laurus based upon the ineligible accounts receivable. Accordingly, the Company structured an amendment of the agreement whereby Laurus agreed to “over-advance” payments to the Company in accordance with project requirements.

As a result of the above capital constraints, the Company, through its exclusive financial advisor, Southwest Securities, Inc., has had numerous discussions with several potential capital sources to alleviate the current capital constraints, as well as provide funding for additional growth of the restoration division and potential strategic acquisitions, as well as its insurance division and pending launch of its proprietary insurance product, PropertySMART™.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss), as reported (numerator)	$(2,800,522)	$116,024	$(1,619,813)	$173,795
Net income, for diluted earnings per share - income available to shareholders after assumed conversion as reported (numerator)	$(2,800,522)	$128,123	$(1,619,813)	$204,872
Weighted average number of common shares outstanding (denominator) - basic	32,573,751	25,026,928	31,690,089	24,693,771
Effect of dilutive securities:
Employee stock options	-	1,347,571	-	1,308,850
Warrants	-	5,211	-	38,580
Convertible debt	-	629,420	-	573,140
Weighted average number of common shares outstanding (denominator) - dilutive	32,573,751	27,039,130	31,690,089	26,614,341
Net income per share - basic	$(0.09)	$0.00	$(0.05)	$0.01
Net income per share - diluted	$(0.09)	$0.00	$(0.05)	$0.01

The number of outstanding employee stock options, warrants and any contingently issuable shares that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for these periods presented because of their impact was anti-dilutive for the periods presented are as follows: 24,771,004 for the three months ended September 30, 2006 and 24,771,004 for the nine months ended September 30, 2006.

Reclassifications

Certain amounts in the three months and nine months ended September 30, 2005 financial statements have been reclassified to conform to the 2006 presentation.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized for the three months and nine months ended September 30, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). In September, 2006, the Company concluded an evaluation on the impact of accelerating the vesting of the Company’s employee stock options to simplify the accounting requirements related to SFAS No. 123(R). In September 2006, the Company vested all outstanding employee stock options. As result of the accelerated vesting of employee stock options, the Company expensed the remaining unvested Black-Scholes valuation balance of $252,320 of compensation cost of all stock based employee payments. Results for periods prior to January 1, 2006, have not been restated. The compensation cost recognized for the three months and nine months ended September 30, 2006 was $252,320 and $358,640 as a result of implementing SFAS No. 123(R), respectively In addition, as result of the accelerated vesting of employee stock options, the Company expensed the remaining balance of $714,093 of deferred stock compensation.

If the computed fair values of all the Company’s stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net income (loss) would have been:

	For the three months	For the nine months
	ended Sep. 30, 2005	ended Sep. 30, 2005
Net income from continuing
operations, as reported	$116,024	$173,795

Add stock-based compensation expenses
Included in net income	1,013	4,263

Less total stock-based employee compensation
expense determined under the fair value
based method for all awards	(30,807)	(93,580)

Pro forma net income (loss)	$86,230	$84,478

Earnings (loss) per share:

Basic and diluted - as reported	$0.00	$0.01

Basic and diluted - pro forma	$0.00	$0.00

4. CONTRACTS

A) CONSTRUCTION CONTRACTS

Construction contracts receivable were comprised of the following at September 30, 2006:

Contract receivables billed:
Completed contracts	$8,247,123
Contracts in progress	4,496,206
Retainage	35,879
Less: Allowance for doubtful accounts	(757,651)
$12,021,557

The asset account, “Unbilled revenue”, represents revenues recognized in excess of amounts billed. The liability account “Deferred revenue” represents billings in excess of revenues recognized.

Balances at September 30, 2006 were comprised of the following:

Costs incurred on uncompleted contracts	$17,695,255
Estimated earnings	9,992,005
27,687,260
Less: Billings to date	(21,555,091)
$6,132,169

Balance sheet presentation:	$6,309,707
Unbilled revenue	(177,538)
Deferred revenue	6,132,169

B) INSURANCE CONTRACTS

Insurance receivable	488

Balance sheet presentation:	-
Unbilled revenue	$(16,487)
Deferred revenue	(16,487)

C) OTHER CONTRACTS

Balance sheet presentation:	$-
Unbilled revenue	(30,333)
Deferred revenue	(30,333)

5. DEBT

SHORT-TERM DEBT

Significant current period changes in short-term debt at September 30, 2006 consisted of the following:

Bank Line-of-Credit

In July 2006, the Company paid off a $100,000 bank line-of-credit.

Notes payable - Related Parties

In January, 2006, the Company received $17,000 of property from a related party in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $15,500 as of September 30, 2006.
In April, 2006, the Company received $12,000 of property from a related party in return for a 10% interest bearing note with monthly payments of $550. The outstanding principal balance of this note was $9,243 as of September 30, 2006.

Notes payable

On August 8, 2004, through a previous acquisition, we assumed an $8,099 unsecured promissory note from an unrelated party. The Company was accruing interest at the rate of 8% per annum. In March 2006, the Company repaid the obligation through the issuance of 22,028 shares of RG common stock in exchange for the retirement of the promissory note plus accrued interest of $1,814.

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

The Minimum Borrowing Note was amended and restated as a Secured Convertible Note ("Secured Convertible Note") and was increased from $1,400,000 to $5,000,000. Laurus has the option, but not the obligation, to convert all or any portion of the Secured Convertible Note and accrued interest into Common Stock at $0.41 per share, as amended from the previous $0.71 per share. The Secured Convertible Note continues to have an interest rate of Prime plus two percent (2.0%), shall not be at any time less than six percent (6.0%) and is due together with any unpaid and accrued interest hereon, on October 31, 2008 (“Maturity Date"). Additionally, RG continues to have the option, but not the obligation, to prepay the Secured Convertible Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Secured Convertible Note plus accrued and unpaid interest.

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

In January through March, 2006, the Company borrowed an additional $5,743,284 and repaid $2,535,919 to Laurus in accordance with terms of the secured revolving note.

In April through June, 2006, the Company borrowed an additional $5,374,276 and repaid $4,338,301 to Laurus in accordance with terms of the secured revolving note.

In May 2006, Laurus converted $525,500 of the Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock, at the amended agreement rate of $0.41 per share. The Company issued a warrant to Spencer Clarke for their financial advisory assistance related to this Minimum Borrowing Note conversion to the Company’s common stock for 128,170 warrants exercisable at an average of $1.27 per share with the warrants expiring on May 2009. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $116,191 and recorded this amount to additional paid in capital and common stock warrants.   The average price of $1.27 per share was based upon the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange.

In May 2006, the Company commenced a bridge loan transaction in the amount of $2,000,000 through the private placement of Promissory Notes (“Notes”) to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). This private placement was arranged by our financial advisor on the transaction, Spencer Clarke, LLC (“Spencer Clarke”). Effective June 30, 2006, the Company concluded the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated to existing senior indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as September 30, 2006 and no fees or commissions were paid in connection with the issuance of the warrants to Spencer Clarke. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount was amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon a premium equal to 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements. Additionally, the Company issued a warrant to Spencer Clarke for their financial advisory assistance with this bridge note placement for 60,606 warrants exercisable at $1.39 per share with the warrants expiring on June 30, 2008. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $30,239 and recorded this amount to interest expense and common stock warrants.   The $1.39 per share was based upon a premium equal to 125% of the fair market value price of common stock plus 5%, when the agreement was made as indicated on the over the counter stock exchange.

Effective August 30, 2006, the Company executed a modification and extension agreement (the “Agreement”) in relation to $1,600,000 of Promissory Notes (“Notes”) as discussed above.

The Agreement modifies the terms of the Notes as follows:

•	The maturity date of the Notes was extended to October 31, 2006.
•
The interest rate on the Notes was increased from 12% per annum to 15% per annum effective August 31, 2006. The increased interest rate is only applicable from August 31, 2006 until either October 31, 2006 or such earlier time that the Notes are repaid in full.

•	In the event that the Notes are not repaid in full by the due date of October 31, 2006, certain additional considerations related to previously issued common stock warrants shall be amended.

See Subsequent Events Note for further discussion of the Notes.

In July through September, 2006, the Company borrowed an additional $807,110 and repaid $178,000 to Laurus in accordance with terms of the secured revolving note. The Company amended their agreement with Laurus to include an “over borrowing” feature, and had an outstanding balance of $10,095,950 on the secured revolving note as of September 30, 2006.

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

In July 2006, the Company issued 22,720 shares of common stock in exchange for consulting services to a former employee at $0.95 a share and recorded $21,584 to stock compensation. The share price of $0.95 was utilized as the fair market value based upon the closing price of common stock on the issuance date of July 27, 2006.

In July 2006, the Company issued 18,333 shares of common stock in exchange for outstanding accounts payable owed a third party at $0.45 a share and accounts payable on the Company’s books was reduced $8,250. The share price of $0.45 was utilized as the negotiated value based on the value of the existing accounts payable to the third party.

In July 2006, the Company issued 833 shares of common stock in exchange for employment services to an employee at $1.00 a share and recorded $833 to stock compensation. The share price of $1.00 was utilized as the fair market value based upon the closing price of common stock on the issuance date of July 31, 2006.

Common Stock Subscribed

On March 31, 2006, the Company subscribed 11,334 shares of RG’s common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction. There was no effective share price for the issuance as it reflected a correction of a transfer agent error and was recorded as a reclass between paid in capital and common stock subscribed.

On March 31, 2006, the Company subscribed 11,538 shares of common stock in exchange for accrued vacation owed an employee through December 31, 2005 at $0.32 a share and accrued expenses on the Company’s books was reduced $3,692. The share price of $0.32 was utilized as the fair market value based upon the closing price of common stock on the issuance date of January 1, 2006.

On March 31, 2006, the Company subscribed 22,028 shares of common stock at $0.45 per share in conversion of a note payable to a non-related party. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a private placement offering at the approximate time of the note payable.

On March 31, 2006, the Company subscribed 573,889 shares of common stock in exchange for director fees for the Company’s directors at $0.45 a share, and accrued expenses on the Company’s books were reduced $258,250. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a private placement offering at the approximate time the services were performed.

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

In May 2006, the Company commenced a bridge loan transaction in the amount of $2,000,000 through the private placement of Promissory Notes (“Notes”) to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). This private placement was arranged by our financial advisor on the transaction, Spencer Clarke, LLC (“Spencer Clarke”). Effective June 30, 2006, the Company concluded the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated existing Senior Indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as September 30, 2006 and no fees or commissions were paid in connection with the issuance of the warrants to Spencer Clarke. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount was amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon a premium equal to 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements. The Company issued a warrant to Spencer Clarke for their financial advisory assistance with this bridge note placement for 60,606 warrants exercisable at $1.39 per share with the warrants expiring on June 30, 2008. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $30,239 and recorded this amount to interest expense and common stock warrants.   The $1.39 per share was based upon a premium equal to 125% of the fair market value price of common stock plus 5% when the agreement was made as indicated on the over the counter stock exchange.

In May 2006, Laurus converted $525,500 of the Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock, at the amended agreement rate of $0.41 per share. The Company issued a warrant to Spencer Clarke for their financial advisory assistance related to this Minimum Borrowing Note conversion to the Company’s common stock for 128,170 warrants exercisable at an average of $1.27 per share with the warrants expiring on May 2009. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $116,191 and recorded this amount to additional paid in capital and common stock warrants.   The average price of $1.27 per share was based upon the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange.

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

In September 2006, the Company issued a three year stock warrant for consulting services, to an ex-employee to purchase a total of 375,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $174,345 and recorded this amount to stock compensation and common stock warrants. The share price of $0.60 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time consulting agreement was negotiated.

In September 2006, the Company corrected a three year warrant transaction from September 30, 2005 for equity related consulting services, to a third party to purchase a total of 12,646 shares of the Company’s common stock at an exercise price of $0.47 per share. The Company valued the warrant utilizing the Black Scholes method. As a result of its evaluation, the Company determined that the warrant valuation was $4,039 and recorded this amount to additional paid in capital and common stock warrants. The share price of $0.45 was utilized as the fair market value on the grant date to agree to with the original stock warrant corrected.

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

In September 2006, the Company made the decision to accelerate the vesting of its employee stock options to simplify the accounting requirements related to SFAS No. 123(R). As a result, the Company recorded $252,320 to stock compensation expense and the offset was recorded to additional paid in capital. In addition, as result of the accelerated vesting of employee stock options, the Company expensed the remaining balance of $714,093 of deferred stock compensation.

The following table summarizes activity related to options:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	4,468,336	$0.37
Granted	83,333	0.67
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2006	4,551,669	$0.38

The Company’s computations for employee grants in 2006 were made using a Black-Scholes model using the following weighted average assumptions: expected life of 4.65 years; risk free rate of 4.87%; no dividends during the expected life; and a volatility of 178.42%. The weighted average fair value of options granted in 2006 was $0.64.

All but 241,666 options to purchase our common stock at September 30, 2006 have been issued with exercise prices equal to or greater than fair market value on the date of issuance. The Company recorded stock compensation expense of $358,640 related to options for the nine months ended September 30, 2006, including the one time $252,320 expense related to the accelerated vesting of options discussed above. Previously, the Company recorded expense for options that vest pro rata on a straight line basis. In addition, as result of the accelerated vesting of employee stock options, the Company expensed the remaining balance of $714,093 of deferred stock compensation.

The terms of options to purchase our common stock are summarized below:

----------Options Outstanding----------	----------Options Exercisable----------

Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$0.30 - $0.9120	4,551,669	7.55 Years	$0.38	4,551,669	$0.38

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

The Company is subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in accounts payable as of September 30, 2006. The Company is unaware of any material claims, proceedings or lawsuits as of September 30, 2006.

The Company has included $100,416 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of September 30, 2006. Of this liability, $35,687 is for RGA and the Company has structured an agreement with the Internal Revenue Service to pay the entire amount. In addition, with a previous acquisition, the Company assumed $64,729 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest.

9. RELATED PARTY TRANSACTIONS

In January, 2006, the Company received $17,000 of property from a related party in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $15,500 as of September 30, 2006.

The Chairman of the Board earns $10,000 per month for consulting services. In addition, the Chairman of the Board earns a commission based upon a percentage of revenue. For January through March 2006, $39,712 in consulting services and $28,981 in commissions was paid to the Chairman resulting in a consulting services balance due of $9,231 and a commission balance due of $70,788 at March 31, 2006. For April through June 2006, $32,308 in consulting services and $23,077 in commission was paid to the Chairman resulting in a consulting services balance due of $9,231 and a commission balance due of $47,999 at June 30, 2006. For July through September 2006, $18,417 in consulting services and $15,385 in commission was paid to the Chairman resulting in a consulting services balance due of $18,462 and a commission balance due of $61,695 at September 30, 2006.

Effective July 1, 2006, the Company entered into a consulting agreement with J2 Capital Inc., whose principal is the Company’s former Chief Executive Officer, and who is also the son of the Company’s Chairman of the Board, and the brother of our Chief Operating Officer. The terms of the agreement include $11,000 per month for consulting services and a commission based upon a percentage of revenue. For July thru September 2006, $20,308 in consulting services and $53,846 in commission was paid to J2 Capital Inc., resulting in a consulting services balance due of $12,292 and a commission balance due of $171,713 at September 30, 2006.

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

The Company is leasing three vehicles from Rea Brothers, Ltd. (“Rea Brothers”), a Company controlled by our Chairman of the Board, for general business purposes. In January through March 2006, the Company paid Rea Brothers $4,266 in lease payments. In April through June 2006, the Company paid Rea Brothers $8,532 in lease payments. In July through September 2006, the Company paid Rea Brothers $4,266 in lease payments.

In April, 2006, the Company received $12,000 of property from a related party and in return for a 10% interest bearing note with monthly payments of $550. The outstanding principal balance of this note was $9,243 as of September 30, 2006.

In June 2006, the Company’s Chief Operating Officer and who is also a Director, forgave $64,606 of commissions due and payable in relation to storm related business. In June 2006, the Company’s former Chief Executive Officer and a former Director, forgave $64,606 of commissions due and payable in relation to storm related business. In June 2006, the Company’s Chairman of the Board, who is also the father of the Company’s former Chief Executive Officer and the Company’s Chief Operating Officer, forgave $23,493 of commissions due and payable in relation to storm related business. In June 2006, the Company’s Chief Financial Officer, forgave $35,239 of commissions due and payable in relation to storm related business. As a result of the above items, the Company’s directors and officers forgave a total of $187,944 of commissions.

10. SUBSEQUENT EVENTS

Effective October 31, 2006, the first modification and extension agreement in relation to the $1,600,000 of Notes as previously discussed expired. The Company is negotiating a second modification and extension agreement (the “Second Agreement”) in relation to $1,600,000 of Notes and anticipates having this completed before November 30, 2006.

In October 2006, the Company paid Laurus $2,775,716 that was classified as restricted cash as of September 30, 2006. As of October 31, 2006, the outstanding balanced for the Laurus note payable is approximately $7,500,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of our business, that our Chief Executive Officer, Chief Operating Officer and other significant employees will remain employed as such by us, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting us. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

RECENT DEVELOPMENTS

As of September 30, 2006, the Company has $2,775,716 of restricted cash which was collected from customers that are directly related to the Company’s existing credit facility with Laurus. As of September 30, 2006, the Company has drawn 100% of its $10,000,000 credit facility with Laurus. Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, the Company has been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. The Company has been significantly challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of the Company’s accounts receivable. Typically, the Company’s contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended. Additionally, the ability of the Company to commence new projects has been impacted by the above.

The Company is nearing the completion of several projects and in September 2006, received significant payments from certain customers. With the collection of these proceeds, additional capacity under the Laurus credit facility was provided for not only existing projects, but new projects in the Company’s pipeline and backlog. However, because of the significant delay in advancing projects due to capital constraints as discussed above, a significant portion of the Company’s accounts receivable that have been financed with Laurus previously had become ineligible due to the time the accounts receivable had been outstanding. As a result, even though the Company received significant accounts receivable payments from customers in September 2006, there was no capacity to receive additional funding from Laurus based upon the ineligible accounts receivable. Accordingly, the Company structured an amendment of the agreement whereby Laurus agreed to “over-advance” payments to the Company in accordance with project requirements.

As a result of the above capital constraints, the Company, through its exclusive financial advisor, Southwest Securities, Inc., has had numerous discussions with several potential capital sources to alleviate the current capital constraints, as well as provide funding for additional growth of the restoration division and potential strategic acquisitions, as well as its insurance division and pending launch of its proprietary insurance product, PropertySMART™.

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

Effective October 31, 2006, the first modification and extension agreement in relation to the $1,600,000 of Notes as previously discussed expired. The Company is negotiating a second modification and extension agreement (the “Second Agreement”) in relation to $1,600,000 of Notes and anticipates having this completed before November 30, 2006.

In October 2006, the Company paid Laurus $2,775,716 that was classified as restricted cash as of September 30, 2006. As of October 31, 2006, the outstanding balanced for the Laurus note payable is approximately $7,500,000.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2006 compared to the three months and nine months ended September 30, 2005

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$4,299,760	$5,295,053	$21,796,779	$10,314,571
Cost of revenues	2,366,353	3,435,377	13,192,499	6,281,345
Gross profit	1,933,407	1,859,676	8,604,280	4,033,226

Operating expenses:
Selling, general and administrative	378,546	398,854	1,698,029	986,516
Compensation, payroll taxes and benefits	1,486,999	801,718	3,331,806	1,556,507
Stock compensation	1,213,063	5,243	1,521,887	320,081
Consulting and contract labor	240,594	184,098	691,838	305,877
Professional	130,654	64,931	371,901	196,236
Recovery of impairment	-	-	-	(116,669)
Impairment of leasehold improvements	-	123,230	-	123,230
Rent	120,355	79,779	430,853	232,112
Depreciation	75,138	31,188	225,875	71,631
Total operating expenses	3,645,349	1,689,035	8,272,189	3,675,521

Income (loss) from operations	(1,711,942)	170,641	332,091	357,705

Other expense:
Other income (expense), net	19,285	-	90,225	2,096
Interest and financing cost, net	(1,107,865)	(54,617)	(2,042,129)	(186,006)
Total other expense	(1,088,580)	(54,617)	(1,951,904)	(183,910)

Net income (loss)	$(2,800,522)	$116,024	$(1,619,813)	$173,795

Other comprehensive income (loss)
Unrealized loss on investment in available- for-sale securities	(404,250)	-	(404,250)	-

Total comprehensive income (loss)	$(3,204,772)	$116,024	$(2,024,063)	$173,795

Three Months Ended September 30, 2006 Compared To The Three Months Ended September 30, 2005

Revenue:

Operating revenue decreased $995,293, or 19%, to $4,299,760 for the three months ended September 30, 2006, from $5,295,053 for the three months ended September 30, 2005. RGA continues to work in storm related construction work in Florida, Louisiana and Mississippi, but cash flow constraints as a result of the Company’s existing credit facility with Laurus Master Funds is beginning to significantly hinder current revenue as well as future revenue growth.

Cost of Sales:

Cost of sales decreased $1,069,024, or 31%, to $2,366,353 for the three months ended September 30, 2006, from $3,435,377 for the three months ended September 30, 2005. The decrease was primarily the result of RG’s cash flow constraints discussed above under Revenue which have significantly hindered current revenue and future revenue growth.

Operating Expenses:

Operating expenses increased $1,956,314 or 116%, to $3,645,349 for the three months ended September 30, 2006 from $1,689,035 for the three months ended September 30, 2005. The increase was primarily the result of $685,281 of increased compensation (primarily related to increased number of employees and commissions), $1,207,820 of increased stock compensation (of which $966,413 was related to the accelerated vesting of employee stock options), $56,496 of increased consulting and contract labor, $65,723 of increased professional expense, $40,576 of increased rent, and $43,950 of increased depreciation as result of RG’s storm related construction work in Florida, Louisiana and Mississippi. These increases were offset by a decrease of $20,308 related to a reduction in selling, general and administration expenses and by a decrease of $123,230 related to impairment of leasehold improvements.

Other Income (Expense):

Other expense increased to $1,088,580 of expense for the three months ended September 30, 2006 from $54,617 of expense for the three months ended September 30, 2005. The increase was primarily the result of interest expense and financing costs related to the Secured Convertible Note and bridge loan Promissory Notes.

Other Comprehensive Income (Loss):

Other comprehensive loss increased $404,250, to $404,250 of loss for the three months ended September 30, 2006 from zero for the three months ended September 30, 2005. The increase was the result of a devaluation of investment in available-for-sale securities.

Nine Months Ended September 30, 2006 Compared To The Nine Months Ended September 30, 2005

Revenue:

Operating revenue increased $11,482,208, or 111%, to $21,796,779 for the nine months ended September 30, 2006, from $10,314,571 for the nine months ended September 30, 2005. The increase was primarily the result of RG’s continued growth in storm related construction work in Florida, Louisiana and Mississippi.

Cost of Sales:

Cost of sales increased $6,911,154, or 110%, to $13,192,499 for the nine months ended September 30, 2006, from $6,281,345 for the nine months ended September 30, 2005. The increase was primarily the result of RG’s continued growth in storm related construction work in Florida, Louisiana and Mississippi.

Operating Expenses:

Operating expenses increased $4,596,668 or 125%, to $8,272,189 for the nine months ended September 30, 2006 from $3,675,521 for the nine months ended September 30, 2005. The increase was primarily the result of $711,513 of increased SGA, $1,775,299 of increased compensation, $1,201,806 of increased stock compensation (of which $966,413 was related to the accelerated vesting of employee stock options), $385,961 of increased consulting and contract labor, $175,665 of increased professional expense, $116,669 of decreased recovery of impairment, $198,741 of increased rent, and $154,244 of increased depreciation as result of RG’s increased storm related construction work in Florida, Louisiana and Mississippi. In addition, the increase was offset by the result of no recovery of impairment in the nine months ended September 30, 2006 as compared to the $123,230 recovery of impairment recorded in the nine months ended September 30, 2005.

Other Income (Expense):

Other expense increased to $1,951,904 of expense for the nine months ended September 30, 2006 from $183,910 of expense and financing costs for the nine months ended September 30, 2005. The increase was primarily the result of interest expense and financing costs related to the Secured Convertible Note and bridge loan Promissory Notes.

Other Comprehensive Income (Loss):

Other comprehensive loss increased $404,250, to $404,250 of loss for the nine months ended September 30, 2006 from $0 of loss for the nine months ended September 30, 2005. The increase was the result of a devaluation of investment in available-for-sale securities.

Liquidity and Capital Resources

Cash and cash equivalents were $601,838 at September 30, 2006 as compared to $683,346 at December 31, 2005 and working capital was $3,959,011 at September 30, 2006 as compared to $2,554,610 at December 31, 2005. The increase in the working capital is primarily due to a $2,592,555 increase in contracts receivable, a $2,509,042 increase in unbilled revenue, a $408,273 decrease in other receivables, a $2,775,716 increase in restricted cash, offset by a $669,161 increase in accounts payable, a $188,945 increase in accrued expenses, a $595,686 decrease in deferred revenue, and a $5,649,754 increase in notes payable.

Decreased cash flow as of September 30, 2006 is directly related to the Company’s existing credit facility with Laurus. As of September 30, 2006, the Company has drawn 100% of its $10,000,000 credit facility with Laurus. Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, the Company has been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. The Company has been significantly challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of the Company’s accounts receivable. Typically, the Company’s contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended. Additionally, the ability of the Company to commence new projects has been impacted by the above.

The Company is nearing the completion of several projects and in September 2006, received significant payments from certain customers. With the collection of these proceeds, additional capacity under the Laurus credit facility was provided for not only existing projects, but new projects in the Company’s pipeline and backlog. However, because of the significant delay in advancing projects due to capital constraints as discussed above, a significant portion of the Company’s accounts receivable that have been financed with Laurus previously had become ineligible due to the time the accounts receivable had been outstanding. As a result, even though the Company received significant accounts receivable payments from customers in September 2006, there was no capacity to receive additional funding from Laurus based upon the ineligible accounts receivable. Accordingly, the Company structured an amendment of the agreement whereby Laurus agreed to “over-advance” payments to the Company in accordance with project requirements.

As a result of the above capital constraints, the Company, through its exclusive financial advisor, Southwest Securities, Inc., has had numerous discussions with several potential capital sources to alleviate the current capital constraints, as well as provide funding for additional growth of the restoration division and potential strategic acquisitions, as well as its insurance division and pending launch of its proprietary insurance product, PropertySMART™.

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

Operating Activities: Net cash used in operating activities was $6,122,812 for the nine months ended September 30, 2006 compared to $576,174 net cash used in operating activities for the nine months ended September 30, 2005. The increase in cash used in operations resulted primarily from the Company’s continued storm related construction work in Florida, Louisiana and Mississippi.

Investing Activities: Net cash used in investing activities was $37,128 for the nine months ended September 30, 2006 compared to $805,713 for the nine months ended September 30, 2005. The decrease was the result of a $100,000 maturity of a certificate of deposit during the nine months ended September 30, 2006 as compared to a $279,728 investment in a certificate of deposit recorded during the nine months ended September 30, 2005. In addition, the decrease was the result of $137,128 investment in property and equipment in the nine months ended September 30, 2006 as compared to the $525,985 investment in property and equipment recorded in the nine months ended September 30, 2005.

Financing Activities: Net cash provided by financing activities was $6,078,432 for the nine months ended September 30, 2006 compared to $1,526,047 for the nine months ended September 30, 2005. The increase of net cash provided by financing activities of $4,492,644 is primarily result of $11,544,865 proceeds from issuance of a secured revolving note offset by the repayment of $7,052,221 on the secured revolving note. In addition, $1,600,000 was received as a bridge loan in the form of promissory notes.

SHORT-TERM DEBT

Significant current period changes in short-term debt during the nine months ended September 30, 2006 consisted of the following:

Bank Line-of-Credit

In July 2006, the Company paid off a $100,000 bank line of credit.

Notes payable - Related Parties

In January, 2006, the Company received $17,000 of property from a related party in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $15,500 as of September 30, 2006.

In April, 2006, the Company received $12,000 of property from a related party in return for a 10% interest bearing note with monthly payments of $550. The outstanding principal balance of this note was $9,243 as of September 30, 2006.

Notes payable

On August 8, 2004, through a previous acquisition, we assumed an $8,099 unsecured promissory note from an unrelated party. The Company was accruing interest at the rate of 8% per annum. In March 2006, the Company repaid the obligation through the issuance of 22,028 shares of RG common stock in exchange for the retirement of the promissory note plus accrued interest of $1,814.

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

The Minimum Borrowing Note was amended and restated as a Secured Convertible Note ("Secured Convertible Note") and was increased from $1,400,000 to $5,000,000. Laurus has the option, but not the obligation, to convert all or any portion of the Secured Convertible Note and accrued interest into Common Stock at $0.41 per share, as amended from the previous $0.71 per share. The Secured Convertible Note continues to have an interest rate of Prime plus two percent (2.0%), shall not be at any time less than six percent (6.0%) and is due together with any unpaid and accrued interest hereon, on October 31, 2008 (“Maturity Date"). Additionally, RG continues to have the option, but not the obligation, to prepay the Secured Convertible Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Secured Convertible Note plus accrued and unpaid interest.

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

In January through March, 2006, the Company borrowed an additional $5,743,284 and repaid $2,535,919 to Laurus in accordance with terms of the secured revolving note.

In April through June, 2006, the Company borrowed an additional $5,374,276 and repaid $4,338,301 to Laurus in accordance with terms of the secured revolving note.

In May 2006, Laurus converted $525,500 of the Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock, at the amended agreement rate of $0.41 per share. The Company issued a warrant to Spencer Clarke for their financial advisory assistance related to this Minimum Borrowing Note conversion to the Company’s common stock for 128,170 warrants exercisable at an average of $1.27 per share with the warrants expiring on May 2009. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $116,191 and recorded this amount to additional paid in capital and common stock warrants.   The average price of $1.27 per share was based upon the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange.

In May 2006, the Company commenced a bridge loan transaction in the amount of $2,000,000 through the private placement of Promissory Notes (“Notes”) to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). This private placement was arranged by our financial advisor on the transaction, Spencer Clarke, LLC (“Spencer Clarke”). Effective June 30, 2006, the Company concluded the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated to existing senior indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as September 30, 2006 and no fees or commissions were paid in connection with the issuance of the warrants to Spencer Clarke. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount was amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon a premium equal to 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements. Additionally, the Company issued a warrant to Spencer Clarke for their financial advisory assistance with this bridge note placement for 60,606 warrants exercisable at $1.39 per share with the warrants expiring on June 30, 2008. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $30,239 and recorded this amount to interest expense and common stock warrants.   The $1.39 per share was based upon a premium equal to 125% of the fair market value price of common stock plus 5%, when the agreement was made as indicated on the over the counter stock exchange.

Effective August 30, 2006, the Company executed a modification and extension agreement (the “Agreement”) in relation to $1,600,000 of Promissory Notes (“Notes”) as discussed above.

The Agreement modifies the terms of the Notes as follows:

•	The maturity date of the Notes was extended to October 31, 2006.
•
The interest rate on the Notes was increased from 12% per annum to 15% per annum effective August 31, 2006. The increased interest rate is only applicable from August 31, 2006 until either October 31, 2006 or such earlier time that the Notes are repaid in full.

•	In the event that the Notes are not repaid in full by the due date of October 31, 2006, certain additional considerations related to previously issued common stock warrants shall be amended.

See Subsequent Events Note for further discussion of the Notes.

In July through September, 2006, the Company borrowed an additional $807,110 and repaid $178,000 to Laurus in accordance with terms of the secured revolving note. The Company amended their agreement with Laurus to include an “over borrowing” feature, and had an outstanding balance of $10,095,950 on the secured revolving note as of September 30, 2006.

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

In July 2006, the Company issued 22,720 shares of common stock in exchange for consulting services to a former employee at $0.95 a share and recorded $21,584 to stock compensation. The share price of $0.95 was utilized as the fair market value based upon the closing price of common stock on the issuance date of July 27, 2006.

In July 2006, the Company issued 18,333 shares of common stock in exchange for outstanding accounts payable owed a third party at $0.45 a share and accounts payable on the Company’s books was reduced $8,250. The share price of $0.45 was utilized as the negotiated value based on the value of existing accounts payable to the third party.

In July 2006, the Company issued 833 shares of common stock in exchange for employment services to an employee at $1.00 a share and recorded $833 to stock compensation. The share price of $1.00 was utilized as the fair market value based upon the closing price of common stock on the issuance date of July 31, 2006.

Common Stock Subscribed

On March 31, 2006, the Company subscribed 11,334 shares of RG’s common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction. There was no effective share price for the issuance as it reflected a correction of a transfer agent error and was recorded as a reclass between paid in capital and common stock subscribed.

On March 31, 2006, the Company subscribed 11,538 shares of common stock in exchange for accrued vacation owed an employee through December 31, 2005 at $0.32 a share and accrued expenses on the Company’s books was reduced $3,692. The share price of $0.32 was utilized as the fair market value based upon the closing price of common stock on the issuance date of January 1, 2006.

On March 31, 2006, the Company subscribed 22,028 shares of common stock at $0.45 per share in conversion of a note payable to a non-related party. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a private placement offering at the approximate time of the note payable.

On March 31, 2006, the Company subscribed 573,889 shares of common stock in exchange for director fees for the Company’s directors at $0.45 a share, and accrued expenses on the Company’s books were reduced $258,250. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a private placement offering at the approximate time the services were performed.

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

In May 2006, the Company commenced a bridge loan transaction in the amount of $2,000,000 through the private placement of Promissory Notes (“Notes”) to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). This private placement was arranged by our financial advisor on the transaction, Spencer Clarke, LLC (“Spencer Clarke”). Effective June 30, 2006, the Company concluded the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated existing Senior Indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as September 30, 2006 and no fees or commissions were paid in connection with the issuance of the warrants to Spencer Clarke. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount was amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon a premium equal to 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements. The Company issued a warrant to Spencer Clarke for their financial advisory assistance with this bridge note placement for 60,606 warrants exercisable at $1.39 per share with the warrants expiring on June 30, 2008. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $30,239 and recorded this amount to interest expense and common stock warrants.   The $1.39 per share was based upon a premium equal to 125% of the fair market value price of common stock plus 5% when the agreement was made as indicated on the over the counter stock exchange.

In May 2006, Laurus converted $525,500 of the Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock, at the amended agreement rate of $0.41 per share. The Company issued a warrant to Spencer Clarke for their financial advisory assistance related to this Minimum Borrowing Note conversion to the Company’s common stock for 128,170 warrants exercisable at an average of $1.27 per share with the warrants expiring on May 2009. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $116,191 and recorded this amount to additional paid in capital and common stock warrants.   The average price of $1.27 per share was based upon the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange.

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

In September 2006, the Company issued a three year stock warrant for consulting services, to an ex-employee to purchase a total of 375,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $174,345 and recorded this amount to stock compensation and common stock warrants. The share price of $0.60 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time consulting agreement was negotiated.

In September 2006, the Company corrected a three year warrant transaction from September 30, 2005 for equity related consulting services, to a third party to purchase a total of 12,646 shares of the Company’s common stock at an exercise price of $0.47 per share. The Company valued the warrant utilizing the Black Scholes method. As a result of its evaluation, the Company determined that the warrant valuation was $4,039 and recorded this amount to additional paid in capital and common stock warrants. The share price of $0.45 was utilized as the fair market value on the grant date to agree to with the original stock warrant corrected.

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

In September 2006, the Company made the decision to accelerate the vesting of its employee stock options to simplify the accounting requirements related to SFAS No. 123(R). As a result, the Company recorded $252,320 to stock compensation expense and the offset was recorded to additional paid in capital. In addition, as result of the accelerated vesting of employee stock options, the Company expensed the remaining balance of $714,093 of deferred stock compensation.

The following table summarizes activity related to options:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	4,468,336	$0.37
Granted	83,333	0.67
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2006	4,551,669	$0.38

The Company’s computations for employee grants in 2006 were made using a Black-Scholes model using the following weighted average assumptions: expected life of 4.65 years; risk free rate of 4.87%; no dividends during the expected life; and a volatility of 178.42%. The weighted average fair value of options granted in 2006 was $0.64.

All but 241,666 options to purchase our common stock at September 30, 2006 have been issued with exercise prices equal to or greater than fair market value on the date of issuance. The Company recorded stock compensation expense of $358,640 related to options for the nine months ended September 30, 2006, including the one time $252,320 expense related to the accelerated vesting of options discussed above. Previously, the Company recorded expense for options that vest pro rata on a straight line basis. In addition, as result of the accelerated vesting of employee stock options, the Company expensed the remaining balance of $714,093 of deferred stock compensation.

The terms of options to purchase our common stock are summarized below:

----------Options Outstanding----------	----------Options Exercisable----------

Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$0.30 - $0.9120	4,551,669	7.55 Years	$0.38	4,551,669	$0.38

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

The Company can give no assurance that it will generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of RG, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock.

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

As of September 30, 2006, the Company has $2,775,716 of restricted cash which was collected from customers but are directly related to the Company’s existing credit facility with Laurus. As of September 30, 2006, the Company has drawn 100% of its $10,000,000 credit facility with Laurus. Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, the Company has been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. The Company has been significantly challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of the Company’s accounts receivable. Typically, the Company’s contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended. Additionally, the ability of the Company to commence new projects has been impacted by the above.

The Company is nearing the completion of several projects and in September 2006, received significant payments from certain customers. With the collection of these proceeds, additional capacity under the Laurus credit facility was provided for not only existing projects, but new projects in the Company’s pipeline and backlog. However, because of the significant delay in advancing projects due to capital constraints as discussed above, a significant portion of the Company’s accounts receivable that have been financed with Laurus previously had become ineligible due to the time the accounts receivable had been outstanding. As a result, even though the Company received significant accounts receivable payments from customers in September 2006, there was no capacity to receive additional funding from Laurus based upon the ineligible accounts receivable. Accordingly, the Company structured an amendment of the agreement whereby Laurus agreed to “over-advance” payments to the Company in accordance with project requirements.

As a result of the above capital constraints, the Company, through its exclusive financial advisor, Southwest Securities, Inc., has had numerous discussions with several potential capital sources to alleviate the current capital constraints, as well as provide funding for additional growth of the restoration division and potential strategic acquisitions, as well as its insurance division and pending launch of its proprietary insurance product, PropertySMART™.

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

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of September 30, 2006. The Company is unaware of any material proceedings, lawsuits or claims as of September 30, 2006.

The Company has included $100,416 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in the account classified withholding taxes payable as of September 30, 2006. Of this liability, $35,687 is for RGA and the Company has structured an agreement with the Internal Revenue Service to pay the entire amount. In addition, with a previous acquisition, the Company assumed $64,729 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest.

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

In July 2006, the Company issued 22,720 shares of common stock in exchange for consulting services to a former employee at $0.95 a share and recorded $21,584 to stock compensation. The share price of $0.95 was utilized as the fair market value based upon the closing price of common stock on the issuance date of July 27, 2006.

In July 2006, the Company issued 18,333 shares of common stock in exchange for outstanding accounts payable owed a third party at $0.45 a share and accounts payable on the Company’s books was reduced $8,250. The share price of $0.45 was utilized as the negotiated value based on the value of the existing accounts payable to the third party.

In July 2006, the Company issued 833 shares of common stock in exchange for employment services to an employee at $1.00 a share and recorded $833 to stock compensation. The share price of $1.00 was utilized as the fair market value based upon the closing price of common stock on the issuance date of July 31, 2006.

Common Stock Subscribed

On March 31, 2006, the Company subscribed 11,334 shares of RG’s common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction. There was no effective share price for the issuance as it reflected a correction of a transfer agent error and was recorded as a reclass between paid in capital and common stock subscribed.

On March 31, 2006, the Company subscribed 11,538 shares of common stock in exchange for accrued vacation owed an employee through December 31, 2005 at $0.32 a share and accrued expenses on the Company’s books was reduced $3,692. The share price of $0.32 was utilized as the fair market value based upon the closing price of common stock on the issuance date of January 1, 2006.

On March 31, 2006, the Company subscribed 22,028 shares of common stock at $0.45 per share in conversion of a note payable to a non-related party. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a private placement offering at the approximate time of the note payable.

On March 31, 2006, the Company subscribed 573,889 shares of common stock in exchange for director fees for the Company’s directors at $0.45 a share, and accrued expenses on the Company’s books were reduced $258,250. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a private placement offering at the approximate time the services were performed.

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

NAME AND SIGNATURE	TITLE	DATE

/s/ Bruce A. Hall	Principal Executive Officer	November 8, 2006
Bruce A. Hall

/s/ Bruce A. Hall	Principal Financial Officer	November 8, 2006
Bruce A. Hall