Form 10KSB
period 2006-12-31
RG America, Inc.
filed 2007-05-18
CIK 1088401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-26843

RG America, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada	75-2823489
(State or Other Jurisdiction of	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1507 Capital Avenue, Suite 101, Plano, Texas	75074
(Address of Principal Executive Offices)	(Zip Code)

(972) 919-4774
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value Per Share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State Issuer’s revenues for its most recent fiscal year.  $ 20,373,047

As of May 14, 2007, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $2,195,159 (21,951,585 shares at $0.10 per share, which was the last reported sales price of the Company’s common stock on the Over the Counter Bulletin Board for such date). (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of May 14, 2007, there were 29,252,093 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains statements that plan for or anticipate the future, including without limitation statements under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.” These forward-looking statements include statements about our future business plans and strategies, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, objectives of management, and other such matters, as well as certain projections and business trends, and most other statements that are not historical in nature, that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the “SEC”). You can identify these forward-looking statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, without limitation, those described under “RISK FACTORS” in Item 1 of this Annual Report and those detailed from time to time in our filings with the SEC.

We have based the forward-looking statements relating to our operations on management’s current expectations, estimates, and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

•	Changes in general economic and business conditions affecting us;

•	Changes in the assumptions used in making forward-looking statements;

•	Legal or policy developments that diminish our appeal;

•	Changes in our business strategies;

•	Our limited operating history;

•	The degree and nature of our competition;

•	Our ability to employ and retain qualified employees; and

•
The other factors referenced in this Annual Report, including without limitation, under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”

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

PART I

Item 1. Description of Business

OUR BUSINESS DEVELOPMENT

For a description of significant recent developments to our business, please refer to “Item 6. Management’s Discussion and Analysis or Plan of Operation - RECENT DEVELOPMENTS”

RG America, Inc. (“we,” “us,” “our”, “RG” or “the Company”), a Nevada corporation formerly known as Invvision Capital, Inc., is a publicly-traded company (OTCBB: RGMI.OB) that provides a broad array of fee-based services that address clients’ risk management needs for their real estate assets. This is accomplished by addressing procedures and costs associated with the risk of a possible loss such as loss control activities and purchasing traditional insurance products. We also address the consequences of a loss after it has occurred by adjusting claims, restoring property and minimizing business interruption costs.

We were incorporated in May 1998 under the name “Asset Servicing Corporation.” On July 10, 2000, we merged with ParkPass.com, Inc. and changed our name to “Omni ParkPass, Inc.” On April 28, 2001, we acquired all of the outstanding shares of Invvision Capital, Inc., a Texas corporation, and changed our name to “Invvision Capital, Inc.” In August 2002, after a series of sales of our active business lines, we became an inactive publicly-held corporation. From August 2002 through November 2003, we remained an inactive publicly-held corporation pursuing business ventures with a privately-held company in the commercial and industrial real estate business.

Effective as of December 30, 2003, we acquired all of the capital stock of Restoration Group America 2003, Inc. (“RGA 2003”), which holds the intellectual property rights to PropertySMART® and its wholly-owned subsidiaries: (a) RG Insurance Services, Inc. (“RGIS”), which is a general insurance agency; (b) RG Risk Management, Inc. (“RGRM”), which is engaged in the business of providing claims management services; (c) RG Restoration, Inc., also known as “The Restoration Group” (“TRG”), which is engaged in the business of performing commercial property insurance restoration services; and (d) Restoration Group America, Inc. (“RGAI”), which held employment contracts with key management. RGA 2003 maintains the rights to our intellectual property and RGAI is the subsidiary that employs our employees. All of the foregoing entities are Texas corporations, and RGIS, RGRM, TRG and RGAI are now our indirect wholly-owned subsidiaries.

On August 10, 2004, we acquired all of the common stock of Practical Business Solutions 2000, Inc. (“PBS 2000”). The aggregate purchase price was $350,000, which payment consisted of 166,667 restricted shares of our common stock. The terms included (i) an agreement by the stockholders of PBS 2000 to escrow 55,555 shares of our common stock for a period of two years to satisfy certain potential indemnifiable claims; and (ii) an agreement granting piggyback registration rights for the resale of 5,850 of the purchase consideration shares.

On December 16, 2004, we determined that as a result of a material impairment of PBS 2000, we would wind down and close the PBS 2000 operation. As a result of the loss of the key employee as related to PBS 2000, its valuation was significantly impaired and the entire goodwill recorded from the acquisition of PBS 2000 in the amount of $401,033 was recorded as an Impairment of Goodwill in the Consolidated Statement of Operations for the year ended December 31, 2004. Additionally, PBS 2000’s net book assets of $144,661 were written off and charged to Impairment of Subsidiary in the Consolidated Statement of Operations for the year ended December 31, 2004.

On March 16, 2005, 55,555 shares of our common stock held in escrow related to the acquisition of PBS 2000 were cancelled. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005 as reflected in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

On October 12, 2005, RGA 2003 acquired all of the common stock of Total Professional Restoration, Inc. from Mr. Jerod Yates. The aggregate purchase price was $750,000 plus an option to Mr. Yates to convert our outstanding debt to Mr. Yates into restricted stock as described below. The $750,000 purchase price was paid by the issuance of 1,875,000 restricted shares of our common stock, based upon a price of $0.40 per share, which restricted shares will vest ratably to Mr. Yates over five years of employment with RGA. We also granted to Mr. Yates, at his sole option, an option to convert our outstanding debt to the seller into restricted shares of our common stock based upon a price of $0.30 per share. The option period expired on January 10, 2006 without being exercised and we have paid this debt in cash. However, since the fair market value of our common stock was $0.45 per share as determined by recent private offerings of stock, we recorded the purchase price at $843,750. When recording this transaction, $843,750 was recorded as deferred compensation and will be amortized over Mr. Yates’ five year employment agreement with RGA 2003. Also on October 12, 2005, in connection with the acquisition of Total Professional Restoration, Inc., we entered into an employment agreement with Mr. Yates.

OUR COMPANIES

Financial Services Division

RG Insurance Services, Inc (“RGIS”).

Retail-

•	RGIS is a Texas-based agency licensed to operate as a full lines general insurance agency.

•	RGIS is a multi-lines general agency licensed to write property, casualty and employee benefits coverage.

•	RGIS will serve as the lead retail agent for our PropertySMART® insurance program as described below.

•	RGIS will continue to grow both commercial and personal insurance business lines and non- PropertySMART® business lines, and expand existing relationships.

Wholesale-

•	We are in the process of investigating other highly rated carriers to front our PropertySMART® program and to be the administrator and underwriter for PropertySMART®.

RG Financial Services (“RGFS”)

•	RGFS intends to market credit and financial products for owners, managers and tenants with a target market of approximately 38 million residential rental units in North America.

Insurance Restoration Services Division - For a description of significant recent developments related to this entity, please refer to “Item 6. Management’s Discussion and Analysis or Plan of Operation - RECENT DEVELOPMENTS.

RG Risk Management, Inc. (“RGRM”)

•
RGRM provides claims management, inspection and underwriting services, administers our loss prevention program and supports our PropertySMART® program by performing all of these services for the client.

•	Our goal is to lower the incidence of loss and thereby lower premium rates upon renewal.

RG Restoration, Inc., d/b/a The Restoration Group (“TRG”)

•
TRG performs restoration, remediation, construction and construction management on all property types, but specializes in garden style multi-family and high rise condo and other commercial properties that have suffered an insured loss such as fire, flood, hurricane, wind or hail damage.

•	TRG chooses whether to perform work as the contractor on each project or as a construction manager, earning management fees. TRG will also manage all PropertySMART® losses.

•	TRG will work both for PropertySMART® policy holders as well as on losses outside the program.

•	TRG has focused primarily on hurricane insurance restoration in recent years and continues to work on restoration projects from hurricanes Katrina, Rita and Wilma.

RG Roofing, Inc. (“RGR”)

•
RGR provides both full and emergency roofing restoration and re-construction of condo, multi-family, single family and commercial real estate properties that have suffered an insurance loss and are in need of repair or replacement.

•	RGR’s roofing team has significant experience in all forms of roofing, from traditional composite shingle to metal, flat and high-rise roof structures.

•	RGRI also provides us with more flexibility to work on multiple stages of numerous restoration projects at the same time.

Additional Companies

The following subsidiaries support our primary business lines:

•	CTFD, Inc. - Rental of construction, site remediation and restoration equipment.

•	CTFD Marine, Inc. - Ownership of marine equipment.

•	Urban Logic, Inc. - Non-operating entity.

•	RG Florida GC, Inc. - General contractor entity for Florida operations.

•	RG Florida SC, Inc. - Subcontractor entity for Florida operations.

•	Invvision Funding Inc. - Non-operating entity.

•	RG Industries, Inc. - Non-operating entity.

•	Practical Business Solutions 2000, Inc. - Non-operating entity.

•	Restoration Group America, 2003, Inc. - holding company for Intellectual Property.

•	Restoration Group America, Inc. - holding company for employees, payroll, rents, overhead.

•	Total Professional Restoration, Inc. dba Remediation Group.

OUR BUSINESS

We focus on two main lines of business: (1) insurance restoration services and (2) financial services which are detailed below - For a description of significant recent developments to our business, please refer to “Item 6. Management’s Discussion and Analysis or Plan of Operation - RECENT DEVELOPMENTS”

Insurance Restoration Services Division “Restoration Group”

Recovery

The recovery division’s licensed insurance adjusters address our client’s immediate questions and concerns about their insurance loss. Immediately after a loss, we begin assisting them by examining their policy to analyze any coverage questions and establish a professional line of communication with the insurance company's representative. Our in-house adjusters prepare an independent estimate and establish an agreed scope of the damage to present in the insurance claim package to the insurance company’s adjuster in a familiar format, all in an effort to maximize our client’s interests within the policy and settle the claim.

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

Reconstruction

The reconstruction division that involves selective demolition and complete reconstruction, to return the structure to it’s pre-loss condition. It focuses on both interior and exterior re-construction of condo, multi-family, retail, commercial and industrial properties.

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

Financial Services Division

Insurance Division

The insurance division multi-lines general agency, licensed to write property, casualty, and employee benefits coverage with a specific focus in the proprietary PropertySMART® program, a property and casualty insurance solution for the multi-family housing and commercial property industries. This innovative insurance product saves the policy holder money, reduces loss exposure for the carrier, and provides a higher level of service to all parties.

Risk Management

A full-service risk management division designed primarily for the multi-family housing and commercial property industries. Additionally, the Company provides the sales and marketing of selected financial services (including PropertySMART®), targeted at the multi-family housing and commercial real estate industries and their tenants.

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

The Market

Below are a few basic facts and figures about the industries in which we do business:

•	Overall construction, put in place in 2006, exceeded $1.19 trillion in the U.S., up 4.8% from $1.143 trillion in 2005.

•	World insurance premiums (property/casualty and life/health) totaled $3.426 trillion in 2005, (according to Swiss Re).

•	Data from Highline/National Association of Insurance Commissioners shows U.S. insurance premiums totaled $955.6 billion in 2005, down 0.1 percent from 2004.

•	The same data show premiums in the property/casualty sector totaled $427.4 billion (excluding state funds), while life/health premiums totaled $528.2 billion.

•	The transaction value of insurance-related mergers and acquisitions totaled $32.7 billion in 2005, up from $14.2 billion in 2004.

•	There were 2,725 property/casualty insurance companies in the United States in 2005, compared with 2,700 in 2004. Many of these companies were part of larger entities.

•	The property/casualty insurance industry's rate of return on a statutory basis was 10.4 percent in 2005, up from 9.3 percent in 2004.

•	The property/casualty insurance industry had after tax net income of $46.9 billion in 2005, up from $38.4 billion dollars in 2004.

•
U.S. property/casualty insurers are expected to pay homeowners and businesses $9.2 billion for 2006 insured property losses from 33 events, down significantly from the record set in 2005, when insurers paid $61.8 billion in catastrophe claims (according to preliminary estimates by ISO’s Property Claim Services (PCS) unit).

•	In 2006, the only storm to cause notable damage was Tropical Storm Ernesto. It produced $245 million in insured losses. In 2005, five hurricanes caused $57.7 billion in insured damages.

Insurance is one of the largest and fastest growing operating expenses of all real estate operating costs, such as apartments and other commercial properties, exceeded only by debt service costs and (occasionally) property taxes. Market research indicates a near-crisis situation exists in many segments of the multi-family housing industry, caused by significant increases in premiums, higher deductibles, and in some cases the inability to obtain adequate insurance coverage under virtually any terms and conditions. Near-record low interest rates in the recent past have enticed first time home buyers out of apartments, as unemployment forces other tenants to leave and move in with family or friends. The resulting higher-than-planned-for vacancy rates have made rapidly rising insurance costs even more difficult to absorb. This is especially true in “B”, “C” and “D” rated properties. Other than reducing insurance coverage through higher policy deductibles or some form of self-insurance (which increases business risk and usually violates mortgage requirements), property owners and managers have little opportunity to control insurance costs when “hard markets” in the insurance industry restrict their ability to obtain competitive insurance.

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

“In the event of loss or damage covered by this Coverage Form, at our option, we will either:

1.	Pay the value of lost or damaged property;

2.	Pay the cost of repairing or replacing the lost or damaged property;

3.	Take all or any part of the property at an agreed or appraised value; or

4.	Repair, rebuild or replace the property with other property of like kind and quality.”

However, insurers traditionally do not exercise clause 4, effectively abdicating the contractor selection decision to the property owner/manager. This situation leads to turmoil, extra costs and ineffectiveness, and we determined there were business opportunities available if we could influence the resolution process. As a result, we created PropertySMART®. We believe that PropertySMART® and our various integrated operating businesses provide us with a business opportunity. We also believe that we can manage each of these businesses to compliment each other so that growth in any one area will drive growth in our other divisions.

Each of our subsidiaries claims either the States of Texas or Florida as its home and its largest markets. Although we will focus nationally, our operating companies share a primary marketing territory in the Gulf and Southern Atlantic Coast states through Virginia, as well as interior states including Arizona, Arkansas, Colorado, Kansas, Kentucky, Missouri, Nevada, New Mexico, Oklahoma and Tennessee (to name the major target areas). These states comprise approximately 40% of the U.S. population (113 million people). Additionally, according to the U.S. Census Bureau, these states include approximately 38% of all renter-occupied housing units, including 5 million housing units in structures with 10 or more units (approximately 34% of the national total. Historically, at an average of $560 per month, the median gross rent in these states is $42 below the national average, putting property owners and managers under additional pressure to control insurance and other operating costs. According to the U.S. Census Bureau, the median household income in our target markets is 5.7% higher than the national average. Additionally, these states are largely non-union, and are generally recognized as having above-average insurance regulatory climates. Demographics aside, natural disasters such as coastal winds, floods, hurricanes, hail and tornado losses have caused traditional insurers to withdraw or curtail business while simultaneously raising premiums in recent years, thereby encouraging self-insurance and spawning non-standard residual market vehicles.

Our Services and Products

PropertySMART® (Property Strategically Managed Alternative Risk Transfer)

Property owners and managers enter into a “loss control partnership” with us to reduce loss frequency and severity. This partnership includes developing and implementing an effective loss control program, and restoring properties quickly and economically. The benefits of this partnership include:

•	Significantly reduced “loss of rents” costs, due to a reduction in restoration periods.

•	Pre-Agreed upon construction profit margins over actual costs, as compared to much higher margins in traditional restoration contracts.

•
Reduced loss frequency and severity, due to stronger underwriting and loss control efforts, including encouraging the use of fire suppression systems in oven hoods, fire retardant paint sealers, safety education and incentive programs for property owners and property managers.

•	Elimination of “inherited tails” on pre-existing hail-damaged roofs through more thorough pre-underwriting loss control inspections.

•	Elimination of claims inflation through accelerated loss resolution, settled equitably for all parties.

•	Improved retention of high quality insurance clients.

•	Minimal or no deductibles.

•	Realignment of the interests of both insurance carriers and property owners, to provide both adequate coverage and prompt claim settlements, resulting in reduced premiums.

•	Extensive loss control consulting efforts and comprehensive underwriting.

Additionally, the following items represent attributes of the PropertySMART® program that we believe provide significant advantages for us:

•	We have filed an application with the United States Patent and Trademark Office and PropertySMART® is now patent pending.

•	PropertySMART® is now a registered trademark.

•	The program will be launched with commitments for exclusive initial capacity from a highly rated insurance carrier.

•
The program includes up to six potential revenues streams including: wholesale commissions; retail commissions; adjusting and claims administration fees; restoration or construction management fees; and a contingent element of incentive-based commissions.

•	We believe that our carrier partner in the PropertySMART® program has committed to pricing that is competitive with or better than the current pricing available in the marketplace.

•
Historically, there are approximately over 16 million apartment units in the United States (approximately 38 million total rental units in North America). Initially, the program’s market focus for multi-family will be on two and three-story garden style apartment complexes with wood frame construction. We anticipate that the program will launch initially in Texas, then grow to the surrounding southwestern states and ultimately across North America.

•	We have previously performed work for the owners of several hundred thousand apartment units and have existing relationships with owners and managers of approximately 1,000,000 additional units.

•
We do not plan to perform much, if any, of the actual restoration construction work itself under the PropertySMART® program. Rather, we will be the construction manager, allowing us to significantly expand the scope of work we are able to handle.

•
PropertySMART® is anticipated to deliver significant economic advantages including cost controls or reduction in costs, streamlined claims administration and superior services to multi-family and commercial property owners and managers.

Insurance Coverage

•
We currently operate both a retail and wholesale insurance agency and have the ability to handle the insurance placement needs for virtually all lines of consumer and business insurance including general liability, workers compensation, property, commercial automobile, umbrella, directors and officers liability (D&O), errors and omissions (E&O), employment practices liability (EPLI), surety bonds, group health, life and disability insurance. We place these types of coverage through major insurance companies including, but not limited to, Zurich, Travelers, Hartford, AIG, and Lloyd’s of London, among others.

•
In addition to providing property insurance for the future PropertySMART® program, we currently offer multi-line agency services for apartment owners’ other insurance needs including workers compensation, employee benefits, automobile, general liability policies, etc.

Risk Management Services (Within PropertySMART®)

•
We have established a vertically integrated set of services to address the various levels of risk at covered properties. Risk management includes all procedures and costs associated with the “risk” of a possible loss, such as loss control activities, pre-inspections and purchasing appropriate insurance products. It also includes dealing with the consequences of a loss after it has occurred, such as adjusting claims, restoring damaged property and minimizing business interruption costs.

•
We are not the insurance carrier. However, we consider the ability to generate fee income from risk management services without incurring certain business risks typically associated with underwriting (insurance cycles, adverse loss reserve development, regulatory issues, etc.) as a significant strategic advantage of our business plan.

Insurance Restoration Services

•
Our insurance restoration division has traditionally targeted the multi-family housing industry. We do not actively pursue contracts involving total losses or rebuilding “from the ground up”, but concentrate on projects where the restoration of damaged structures is possible.

•
Hurricanes, tornadoes, hail storms, floods and fires, along with a host of other natural and man-made perils, combine to generate a year-round stream of potential customers without regard for the state of the economy or global market influences.

•	There are generally two parts to the insurance restoration industry: remediation (or mitigation) and reconstruction. Currently, the majority of our revenues are derived from reconstruction.

•
Although the primary source of future business is expected to come from servicing customers of the program PropertySMART® and their losses, we intend to continue to pursue non-PropertySMART® related business through historic marketing channels and efforts.

•
The hospitality (hotel/motel) and restaurant industries are both likely candidates for a near-term breakout opportunity into a new market segment. Because of their similarities to the multi-family industry.

Our Business Plan - For a description of significant recent developments to our business, please refer to “Item 6. Management’s Discussion and Analysis or Plan of Operation - RECENT DEVELOPMENTS”

•	We anticipate that the introduction of PropertySMART® will be made to our first potential customers by July 1, 2007.

•
We believe our growth will be partly self-directed and exponential. We foresee long term potential growth in a largely untapped market for this type of solution and our plans anticipate eventually having a significant number of units in PropertySMART®.

•	We believe that we can expand this program into other segments, such as the hospitality and restaurant industries, thereby fueling further growth with minimal increase of overhead.

•
We believe that the cash generation from PropertySMART® will permit us to evaluate opportunities to continue to add to our suite of services, thereby further fueling growth and the generation of additional profit.

Our Competition

While any business faces competition, we do not believe that we have any direct competitors with respect to the integrated “suite of services” we offer, particularly with respect to PropertySMART®.

Independent of PropertySMART®, our financial services and insurance restoration entities both operate in very large industries, each with substantial competition. In Texas, there are approximately 5,400 separate insurance agencies, employing 80,000 insurance agents. Of these, approximately 2,500 insurance agencies provide commercial insurance services. We focus on commission-based property and casualty insurance placements, as well as providing ancillary Life, Accident and Health insurance for selected businesses. We seek to maintain a competitive advantage over the other agencies discussed above through our customer service and the future promotion of our PropertySMART® program.

Our insurance restoration divisions operate in a multi-billion dollar per year industry where there are low barriers to entry and minimal regulation. Consequently, the industry is highly fragmented, with thousands of restoration contractors ranging in size from international giants to individual handymen working from the back of a pickup truck. However, despite the industry confusion and competition, we seek to maintain a competitive advantage over other restoration companies through PropertySMART®.

Government Regulations That Affect Our Business

Our insurance agency subsidiary, RGIS, is regulated by the Texas Department of Insurance (“TDI”) and other state insurance regulatory bodies where we may do business. Among other regulations and requirements, TDI requires the following from our agency:

•	Errors & Omissions insurance in the amount of at least $1,000,000;

•	All RGIS officers and voting shareholders must be licensed individually as insurance agents; and

•	All RGIS employees producing new business or consulting clients on insurance purchasing or premium issues must hold an insurance license.

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

Additionally, we have a large non-employee workforce of contractors and sub-contractors providing services to the Company on an as needed basis.

Our Employees

As of December 31, 2006, we had 37 employees comprised of 36 full-time employees and 1 part-time consultant as detailed below:

Sales	5
Administration	14
Operations	18

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

Our actual results may differ materially from those anticipated in our forward-looking statements. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. Refer also to “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this Annual Report.

Going Concern Risk

We have had in the past and could have future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent registered public accounting firm has indicated that certain factors raise doubt about our ability to continue as a going concern and these factors are discussed in Note 2 to our audited financial statements as of December 31, 2006. Since our inception, we have suffered recurring losses from operations and have been dependent on existing stockholders, new investors, and capital sources to provide the cash resources to sustain our operations.

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We had a net loss of $9,856,537 for the year ended December 31, 2006 and at December 31, 2006, current liabilities exceeded current assets by $3,362,616, stockholders’ deficit was $2,361,909 and we had an accumulated deficit of $14,740,537.

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

We have substantial current obligations in the form of trade accounts payable, accrued expenses and notes payable as of December 31, 2006. Our substantial debt obligations pose risks to our business and stockholders by:

•	Making it more difficult for us to satisfy our obligations;

•
Requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	Impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

•	Making us more vulnerable to a downturn in our business and limiting our flexibility to plan for, or react to, changes in our business.

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

Our future success will be dependent on our ability to attract and retain key personnel

Our future success depends significantly upon the efforts of certain key management personnel, including: Bruce A. Hall, our Chief Executive Officer and Chief Financial Officer; James A. Rea, our President and Chief Operating Officer; Kevin L. Dahlberg, our Executive Vice President and President of our subsidiary RGIS; and William Fink, the Chief Operating Officer of RGIS. We have entered into agreements with Messrs. Hall, Rea, Dahlberg and Fink as members of our management team. There is no assurance that we will be able to satisfactorily maintain such agreements. The loss of key personnel could adversely affect our business. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and there can be no assurance that we will be able to do so. We currently do not maintain key man life insurance on any of our management team members.

The substantial growth projected by us, if achieved, must be efficiently and effectively managed

Our projected growth will likely place a significant strain on our managerial, operational and financial resources. We need to:

•	improve our financial and management controls, reporting systems and procedures;

•	expand, train and manage our workforce for marketing, sales and support; and

•	manage multiple relationships with various customers, investors and third parties.

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

We have not officially launched PropertySMART®

We have not yet partnered with the required highly-rated insurance carrier to launch the PropertySMART® program and, provide commitments for exclusive initial capacity for the program and front the program in the United States. Our business plan and projections are focused significantly on the PropertySMART® program and if we are unable to successfully launch PropertySMART®, it could have a material adverse effect on our business plan.

The market pricing for PropertySMART® may not be competitive

We believe that the future carrier partner in the PropertySMART® program will commit to pricing that is competitive with or better than the current pricing available in the marketplace. If we are unable to obtain such competitive or favorable pricing, the advantages of PropertySMART® discussed in this Annual Report may not provide enough of an incentive for clients to utilize the program. If this happens, it could have a material adverse effect on our business plan and projections.

We have a limited market for our common stock, and our stock price is volatile

Our common stock is not listed on a national securities exchange or quoted on the Nasdaq Global Market or Nasdaq Small Capital Market. Instead, our common stock is currently quoted on the OTC Bulletin Board under the symbol “RGMI.OB.” Trading on the OTC Bulletin Board is sporadic and highly volatile. The market price for our common stock has fluctuated in the past and may continue to fluctuate in the future. The market price of our common stock is subject to, and will continue to be subject to, a variety of factors, including without limitation:

•	the business environment;

•	the operating results of companies in the industries we serve;

•	future announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation matters;

•	changes in analysts’ earnings statements or performance estimates;

•	developments in the financial markets;

•	quarterly operating results;

•	perceived dilution from stock issuances for acquisitions and other transactions; and

•	market conditions of securities traded on the OTC Bulletin Board.

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

There is no assurance of an established public trading market for our common stock

Although our common stock trades on the OTC Bulletin Board, a regular trading market for our common stock may not be sustained in the future. The NASD (National Association of Stock Dealers) has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the SEC. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “Nasdaq Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of our common stock may be unable to resell their securities at or near their original offering price, or at any price.

Our common stock is considered a “penny stock” and may be difficult to sell

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rule 3a51-1 promulgated under the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5 per share; (ii) we are NOT traded on a “recognized” national securities exchange; (iii) we are NOT quoted on the Nasdaq Stock Market; (iv) we are NOT have a market value of listed securities of $50 million; or (v) it does NOT have a minimum bid price of $4 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Section 15(g) of the Exchange Act, and Rule 15g-2 promulgated thereunder by the SEC, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in clause (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 (“Rule 144”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of the Registrant that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Concentration of stock ownership

Our officers, directors and a small number of principal stockholders directly and beneficially own greater than 50% of the issued and outstanding shares of our common stock. As a result, these stockholders possess significant influence, giving them the ability, if they were to vote in unison, to control the election of our directors, to authorize or prevent proposed significant corporate transactions and to control any other corporate actions requiring stockholder approval. Such stock ownership and control may also have the effect of delaying or preventing a future change in control; impeding a merger, consolidation, takeover or other business combination; or discouraging a potential acquirer from making a tender offer.

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

Our business depends on the demand for restoration and construction and interior services, if the demand for those services decreases, our revenues could decline.

Our business depends upon the demand for the services that we provide, which include restoration and construction services that we provide to residential home owners and commercial properties. Because of our significant emphasis on the construction and reconstruction of residential and commercial properties, we would be adversely affected by any slowdown in the growth of, or reduction in demand for, these services. Demand for our restoration services is event-based and depends upon the frequency and intensity of natural disasters and the type and scope of damage to properties. Additionally, demand for our services depends on numerous other factors, including: the amount and growth of household income; the financial condition of the end user of our services, and whether an insurance policy or reimbursement from the federal or state government is available to pay the cost of our services; changes in mortgage rates and decreases in housing growth in markets which we operate; and general economic conditions. If demand for the restoration and construction services decreases, then we may experience a decline in sales resulting in decreased profits. If demand for our services decreases and our management fails to implement appropriate adjustments, then our profitability could suffer and the price of our common stock could decline.

SPECIFIC RISKS RELATED TO RESTORATION AND CONSTRUCTION SERVICES

The need for restoration services is unpredictable and depends upon the nature and extent of weather-related emergencies.

Our restoration services are significantly impacted by the frequency and intensity of weather-related emergencies, which causes the results of this segment of our business to fluctuate. Historically, the nature and frequency of weather-related emergencies has fluctuated between periods of relative calm, as compared to periods with weather-related events of greater frequency or intensity. In a period with few weather-related emergencies or in which weather-related emergencies cause comparatively less damage, we expect our revenues from this business segment to decline. Although emergencies and disasters will always occur, we cannot predict the frequency of occurrence, where they will occur and the extent of damage that will result. All of these factors impact the need for restoration and construction services. If the need for restoration services decline, our results of operations could suffer.

If we fail to win contracts that are ultimately reimbursable by insurers and federal, state and local governments, it may impede our ability to grow our restoration services segment.

The end users of our restoration services currently consist primarily of large commercial businesses and homeowners that have the funds and resources to begin recovery of their properties that have been damaged in natural disasters. We believe that individuals and smaller commercial businesses who have experienced damage or destruction to their homes and properties, but do not have the resources to respond immediately, will rely upon insurance companies and federal, state and local governments to assist them in repairing their properties. We pursue bids on recovery services contracts, the costs of which are likely to be reimbursed by insurance agencies and government branches and agencies. Some of our competitors may have better resources than we do or may have long standing relationships that will place us at a competitive disadvantage in winning contracts that are ultimately reimbursable by insurance or government funds. If we are unsuccessful in obtaining contracts that are reimbursable by insurance and government funds, it may impede the ability of our restoration and construction services segment to continue to grow, which could result in a reduction in revenues and a decline in the price of our common stock.

If insurance proceeds and federal funds are not available to our customers, then our revenues may decline, and the demand for our restoration and construction services may decline.

There is no assurance that any particular contract for our restoration and construction services segment will ultimately be paid by insurance or reimbursed by government funds. If insurance proceeds or federal funds are not available to reimburse customers for our restoration and construction services, then our current customers may delay or forego payment on current projects, and potential new customers may delay projects until funds are available, or decide not to rebuild. If a lack of insurance proceeds or federal funds causes a delay in payment or a failure to pay one or more individual material contracts, or a significant aggregate amount of smaller contracts, then our revenues could decline, perhaps significantly. Furthermore, overall demand for recovery services could decrease, resulting in decreased demand for our services and a decrease in our revenues.

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

Item 2. Description of Property.

Our principal executive and administrative offices are presently located at 1507 Capital Avenue, Suite 101, Plano, Texas 75074. These offices, which are leased pursuant to a 26 month lease that became effective September 1, 2005, consist of approximately 6,636 square feet of office and warehouse space at a base rent of $4,000 per month commencing November 1, 2005, with a total of $104,000 to be paid over the life of the lease. We consider these facilities to be suitable and adequate for our needs for the foreseeable future. In the opinion of our management, our properties are adequately covered by insurance.

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

The Company has accrued $97,307 of withholding taxes payable as of December 31, 2006. Of this amount, $89,842 represents unpaid past due Federal payroll taxes and related penalties and interest. Of this liability, $25,113 is for RGA and the Company has structured an installment agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS’s $64,729 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest

The Company recorded $150,000 of Other Expense in 2005 related to the anticipated settlement of a lawsuit with a shareholder from Invvision Capital, Inc.

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

In August 2005, the Company received correspondence from the SEC. The correspondence related to SEC Staff comments, in the ordinary course of business, regarding the Company’s Form 10-KSB for the year ended December 31, 2004 and the Company’s Form 10-QSB for the three months ended March 31, 2005. The Company replied to the SEC comments before the end of August 2005. On October 13, 2005, the Company received correspondence from the SEC regarding our response made in August 2005. The Company replied to the SEC comments before the end of November 2005. In January 2006, the Company received correspondence from the SEC regarding our response made in November 2005. The Company replied to the SEC comments before the end of February 2006. In July 2006, the Company received correspondence from the SEC regarding our response made in February 2006. The Company replied to the SEC comments before the end of September 2006. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing. See Recent Developments.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded over the counter and is currently quoted on the OTC Bulletin Board under the ticker symbol “RGMI.OB.” The table below sets forth the high and low bid information for our common stock for the periods indicated, as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

Fiscal Year Ending 2006
Fourth Quarter	$0.52	$0.17
Third Quarter	$1.00	$0.49
Second Quarter	$1.80	$0.61
First Quarter	$0.75	$0.30

Fiscal Year Ending 2005
Fourth Quarter	$0.95	$0.32
Third Quarter	$1.00	$0.21
Second Quarter	$0.62	$0.21
First Quarter	$1.00	$0.48

On May 14, 2007, the closing bid price for a share our common stock, as reported on the OTC Bulletin Board, was $0.10.

Holders

As of May 14, 2007, there were approximately 430 stockholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names, and no shares of our preferred stock were issued or outstanding.

Dividends

No cash dividends have been declared or paid on our common stock since our inception. No restrictions limit our ability to pay dividends on our common stock. We do not expect to pay any dividends in the near future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 concerning shares of our common stock authorized for issuance under our 2004 Omnibus Stock Option Plan, which is the only equity compensation plan under which any of our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	4,291,669	$0.38	708,331
Equity compensation plans not approved by securityholders	0	0	0
Total	4,291,669	$0.38	708,331

Recent Sales of Unregistered Securities

On March 10, 2006, the Company issued 33,333 shares of common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a previous private placement offering in 2004.

On March 31, 2006, we subscribed 11,334 shares of common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction. There was no effective share price for the issuance as it reflected a correction of a transfer agent error and was recorded as a reclass between paid in capital and common stock subscribed.

On March 31, 2006, we subscribed 11,538 shares of common stock in exchange for accrued vacation owed an employee through December 31, 2005 at $0.32 a share and accrued expenses on our books was reduced $3,692. The share price of $0.32 was utilized as the fair market value based upon the closing price of common stock on the issuance date of January 1, 2006.

On March 31, 2006, we subscribed 22,028 shares of common stock at $0.45 per share in conversion of a note payable to a non-related party. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a private placement offering at the approximate time of the note payable.

On March 31, 2006, we subscribed 573,889 shares of common stock in exchange for director fees for our directors at $0.45 a share, and accrued expenses on our books were reduced $258,250. The share price of $0.45 was utilized as the fair market value on the grant date based upon the price of common stock sold in a private placement offering at the approximate time the services were performed.

In May 2006, Laurus Master Fund, Ltd. (“Laurus”) converted $525,000 of Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock, at the amended agreement rate of $0.41 per share.

In May 2006, the Company issued 33,333 shares of common stock in exchange for outstanding compensation owed an officer at $0.45 a share and accrued compensation on our books was reduced $15,000. The share price of $0.45 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a recent private placement offering at the time the salary was earned.

In May and June 2006, we issued 68,083 shares of common stock to several individuals as a correction for unrecorded issuances. The average share price was approximately $0.30 and was determined by a combination of contracted stock price and fair market value, based at the time that the issuances should have been made and was recorded as a debit to paid in capital and stock compensation.

In June 2006, we issued 15,316 shares of common stock in exchange for outstanding compensation owed an employee at $0.45 a share and accrued compensation on our books was reduced $6,892. The share price of $0.45 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a recent private placement offering at the time the salary was earned.

In July 2006, we issued 22,720 shares of common stock in exchange for consulting services to a former employee at $0.95 a share and recorded $21,584 to stock compensation. The share price of $0.95 was utilized as the fair market value based upon the closing price of common stock on the issuance date of July 27, 2006.

In July 2006, we issued 18,333 shares of common stock in exchange for outstanding accounts payable owed a third party at $0.45 a share and accounts payable on our books was reduced $8,250. The share price of $0.45 was utilized as the negotiated value based on the value of the existing accounts payable to the third party.

In July 2006, we issued 833 shares of common stock in exchange for employment services to an employee at $1.00 a share and recorded $833 to stock compensation. The share price of $1.00 was utilized as the fair market value based upon the closing price of common stock on the issuance date of July 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements included in this Annual Report (the “Financial Statements”), and the accompanying notes thereto, and the other financial information appearing elsewhere in this Annual Report. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. As discussed above, our actual results may differ materially from those anticipated in our forward-looking statements. Please also refer to “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” beginning on page 4 of this Annual Report and “RISK FACTORS” beginning on page 13 of this Annual Report.

OVERVIEW

For a description of the historical development of our business, please refer to “Item 1. Description of Business - OUR BUSINESS DEVELOPMENT” beginning on page 5 of this Annual Report.

We had a net loss of $9,856,537 for the year ended December 31, 2006 and at December 31, 2006, current liabilities exceeded current assets by $3,362,616, stockholders’ deficit was $2,361,909 and we had an accumulated deficit of $14,740,537.

Our long-term viability as a going concern is dependent on certain key factors, including without limitation our ability to continue to obtain sources of outside financing to support near term operations and to allow us to continue to make investments, and our ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS

On March 8, 2007, we received a written notice of default in relation to $1,600,000 of promissory notes (the “Notes”) that became due and payable on January 31, 2007. The holders of the Notes are several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Notes are subordinated to our existing senior indebtedness of the Company to Laurus.

We have been negotiating with the holders of the Notes in relation to a retraction of the notice of default or receiving a forbearance agreement until certain events occurred. However, we have been unable to reach an agreement with the holders to resolve the notice of default and do not have the financial capacity to repay the Notes at this time. Although we are currently in discussion with a third party with respect to the repayment of the Notes by such third party, there is no assurance that wet will be able to reach an agreement on terms reasonably acceptable to us.

On March 30, 2007, we and certain of our wholly-owned subsidiaries entered into a Consulting Agreement (“Consulting Agreement”) with Fireline Restoration, Inc., a wholly owned subsidiary of Home Solutions of America, Inc. (“HSOA”). We are a borrower under a certain loan transaction with Laurus and are not currently in compliance with the obligations with respect to the loan, and HSOA is in the business of providing restoration and other construction services.

The Consulting Agreement specifies that HSOA will provide consulting services to us and to outsource any and all construction and related duties and services under our currently existing and future construction contracts and projects (collectively, the “Construction Contracts”). Additionally, we are in the process of assigning to HSOA one or more of the Construction Contracts, and will assign to HSOA additional Construction Contracts upon obtaining the proper consent from the customers to the respective contracts. As a result of the Consulting Agreement, the estimated remaining revenue from the Construction Contracts will be captured by HSOA.

The consulting services to be provided by HSOA will consist of the complete and total outsourcing of any and all functions, rights, preferences, rights to payment and obligations under the Construction Contracts. In connection with the Consulting Services, HSOA shall have the power and authority, for itself and in the stead and on behalf of us, to do any or all of the following:

•	Control completely the projects contemplated by the Construction Contracts;

•	Deal directly with the customers, suppliers, and subcontractors under the Construction Contracts;

•	Negotiate directly with the customers, suppliers, and subcontractors regarding payment and pricing under the Construction Contracts;

•	Process payment applications and payroll applications on behalf of us with respect to the Construction Contracts, and make determinations as to the proper payment thereof;

•
Deal directly with Laurus for additional advances and funding, under the Loan and otherwise, that may be necessary in connection with the performance of the Construction Contracts, including without limitation, arranging for Laurus to make such additional advances on our behalf, which advances may be funded directly to HSOA; and

•	To do all other things HSOA reasonably deems necessary to carry out and perform the Construction Contracts and the terms of this Agreement.

As a result of the above Consulting Agreement, we will shift our core business focus to function primarily as a financial and insurance services company with a specific focus on our proprietary, patent pending, PropertySMART® program, a property and casualty insurance solution for the multi-family housing and commercial property industries. Our insurance divisions include a multi-lines general agency, licensed to write property, casualty, small business, employee benefits and other related coverage’s with a specific focus on its PropertySMART® program. This innovative insurance product saves the policy holder money, reduces loss exposure for the carrier, and provides a higher level of service to all parties.

Additionally, we have determined that the Consulting Agreement will meet the disposition of assets criteria established by SFAS 144 - “Accounting for the Impairment or Disposal of Long Lived Assets” and will record our construction operations in our unaudited consolidated financial statements for the three months ended March 31, 2007 to be included in our March 31, 2007 Form 10-QSB.

On March 29, 2007, we received correspondence from the SEC regarding our response made in September 2006. We responded to the SEC comments on the filing date of this Form 10-KSB with the SEC. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

On May 9, 2007, J. Kenneth Dunn resigned as a director of the Company for personal reasons. There were no disagreements with the Company on any matter related to the Company’s operations, policies or practices.

GOING CONCERN

Our independent registered public accounting firms’ reports on our financial statements for the fiscal years ended December 31, 2006 and 2005 include an emphasis paragraph in addition to their audit opinion stating that recurring losses from operations, a working capital deficiency and accumulated deficit raise doubt about our ability to continue as a going concern. The Financial Statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability to continue as a going concern. For more information, please refer to “RISK FACTORS - Going Concern Risk”.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the impairment of goodwill, the impairment of long-lived assets, the valuation for non-cash issuances of common stock, the allowance for doubtful accounts, revenue recognition for construction contracts and insurance premiums and the valuation allowance for deferred tax assets and liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3, “Summary of Significant Accounting Policies,” in the notes to the Financial Statements. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

IMPAIRMENT OF GOODWILL

Goodwill represents the excess purchase price over the fair market value of the nets assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is subject to annual impairment tests. On December 16, 2004, as a result of a material impairment of PBS 2000, we would wind down and close the PBS 2000 operation. As a result, we believe that the PBS 2000 valuation was significantly impaired and as a result of our impairment analysis, the entire goodwill recorded from the acquisition of PBS 2000 in the amount of $401,033 was impaired and was recorded as an impairment expense. On March 16, 2005, the 55,556 shares of common stock held in escrow related to the acquisition of PBS 2000 were cancelled. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

We account for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. On December 16, 2004, due to lack of expected PBS 2000 future cash flows, we wound down and closed the PBS 2000 operation. As a result, we believe that the PBS 2000 valuation was significantly impaired and as a result of our impairment analysis, the net book value of PBS 2000 assets of $144,661 were written off and recorded as an Impairment of Subsidiary. On March 16, 2005, the 55,556 shares of common stock held in escrow related to the acquisition of PBS 2000 were cancelled. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

We issued common stock to several parties in non-cash transactions during the years ended December 31, 2006 and 2005. For these issuances, valuation was determined based upon the recent sales of stock prices obtained in private offerings of our common stock completed during the years ended December 31, 2006 and 2005 or the value of such existing liabilities satisfied.

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

REVENUE RECOGNITION - INSURANCE

Insurance premiums collected are primarily for terms of one year.  We recognize commission revenue ratably over the course of the year as the commissions are earned and defer revenue recognition on commissions not yet earned.  The liability account Deferred Revenue in the accompanying Consolidated Balance Sheet includes those amounts that would have to be paid to the insurance carrier if an insurance policy was cancelled. Insurance revenue represented 0.2% and 0.7% in 2006 and 2005, respectively.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS AND LIABILITIES

In assessing the recoverability of deferred tax assets and liabilities, our management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005:

	Year Ended
	December 31,
	2006	2005
Revenues	$20,373,047	$20,624,443
Cost of revenues	15,384,544	11,448,710
Gross profit	4,988,503	9,175,733

Operating expenses:
Selling, general and administrative	3,937,530	1,992,582
Compensation, payroll taxes and benefits	4,176,111	2,698,112
Stock compensation	1,521,887	358,237
Consulting and contract labor	782,101	503,820
Professional	553,733	367,599
Recovery of impairment	-	(116,669)
Impairment of leasehold improvements	-	123,230
Rent	513,332	411,609
Depreciation	299,969	109,211
Total operating expenses	11,784,663	6,447,731

Operating income (loss)	(6,796,160)	2,728,002

Other expense:
Other income (expense), net	85,811	(143,000)
Interest and financing cost, net	(3,146,188)	(516,451)
Total other expense	(3,060,377)	(659,451)

Net income (loss)	$(9,856,537)	$2,068,551

Revenues:

Revenues decreased $251,396, or 1.2%, to $20,373,047 for 2006 from $20,624,443 in 2005. The decrease was primarily due to a year end reconciliation of estimated project insurance proceeds and costs to complete, resulting in the inability to recognize revenues in 2006 under percentage of completion accounting. Additionally, by December 31, 2006, we had drawn almost 100% of our $10,000,000 credit facility with Laurus and as a result, have been both financially and operationally challenged in relation to providing sufficient capital to fund projects, impacting revenues for 2006 significantly.

Cost of Revenues:

Cost of revenues increased $3,935,834, or 34%, to $15,384,544 for 2006 from $11,448,710 in 2005. The increase was primarily due to a year end reconciliation of estimated project insurance proceeds and costs to complete, resulting in higher costs to complete projects under percentage of completion accounting.

Operating Expenses:

Operating expenses increased $5,336,932, or 83%, to $11,784,663 for 2006 from $6,447,731 for 2005. The increase was primarily due to a $1,477,999 increase in compensation, payroll taxes and benefits, a $1,944,948 increase in selling, general and administrative and a $1,163,650 increase in stock compensation. The increase in compensation, payroll taxes and benefits and selling, general and administrative was directly related to our hurricane storm related construction work in Florida, Louisiana and Mississippi. Specifically, compensation increases were directly related to an approximate 50% increase in employees from 2006 to 2005. In addition, selling, general and administrative increases were related to $1,262,934 of bad debt reserves recorded in 2006. The increase in stock compensation was primarily from our decision to accelerate vesting of employee stock options

Other Income (Expense):

Other income (expense) increased $2,400,926 of expense or 364%, to $3,060,377 of expense for 2006 from $659,451 of expense in for 2005. The increase in expense was primarily from a $2,629,737 increase in interest and financing cost, consisting almost entirely of interest and fees for the Laurus Secured Convertible Note and the bridge loan promissory notes. Additionally, the increase was from the amortization for warrants and placement fees from financing transactions. The warrants were valued at $1,155,230 and are being amortized to interest expense over the life of the associated debt.

Liquidity and Capital Resources:

Cash was $487,116 at December 31, 2006 as compared to $683,346 at December 31, 2005, a decrease of $196,230, or 29%. Working capital deficit was $3,362,616 at December 31, 2006 as compared to a working capital surplus of $2,554,610 at December 31, 2005, a negative change of $5,917,226, or 232%. The decrease in cash was primarily due to $5,795,173 of net cash used in operating activities, offset by $5,404,285 of net cash provided by investing activities. The net cash provided by financing activities was primarily from $16,812,955 of proceeds from the issuance of notes payable for the Laurus credit facility, offset by $11,291,092 of repayments of notes payable for the Laurus credit facility. The net cash used in operating activities was primarily from an adjusted net operating loss of $5,076,120 ($9,856,537 reported net operating loss less non-cash adjusting items), a $2,045,310 increase in contracts receivable and a $751,389 decrease in accounts payable, offset by $1,025,002 increase in accrued expenses and a $737,335 increase in unbilled revenue.

Decreased cash flow as of December 31, 2006 is directly related to the Company’s existing credit facility with Laurus. As of December 31, 2006, we have drawn almost 100% of our $10,000,000 credit facility with Laurus. Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, we have been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. We have been significantly challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of our accounts receivable. Typically, our contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended and the ability for us to commence new projects has been impacted negatively.

Additionally, because of the delay in advancing projects due to capital constraints as discussed above, a significant portion of our accounts receivable that have been financed with Laurus previously have become ineligible due to the time the accounts receivable had been outstanding. As a result, even though we received significant accounts receivable payments from customers in 2006, there was no capacity to receive additional funding from Laurus based upon the ineligible accounts receivable. Accordingly, we structured an amendment of the agreement whereby Laurus agreed to “over-advance” payments to us in accordance with project requirements.

As a result of the above capital constraints, we have, through our exclusive financial advisor, Southwest Securities, Inc., has had numerous discussions with several potential capital sources to alleviate the current capital constraints, as well as provide funding for additional growth of the restoration division and potential strategic acquisitions, as well as its insurance division and pending launch of its proprietary insurance product, PropertySMART™. However, we have been unsuccessful in our efforts to raise additional capital.

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

Operating Activities

Cash used in operating activities was $5,795,173 for the year ended December 31, 2006 as compared to $4,229,692 for the year ended December 31, 2005, an increase of $1,565,481, or 37%. The increase in cash used in operating activities resulted primarily from an $2,045,310 increase in contracts receivable, a $737,335 increase in unbilled revenue and deferred revenue, net; offset by a $751,389 decrease in trade accounts payable and a $1,025,002 increase in accrued expenses.

Investing Activities

Cash provided in investing activities was $194,658 for the year ended December 31, 2006 as compared to $1,474,342 cash used for the year ended December 31, 2005, an increase of $1,669,000, or 106%. The increase in cash provided in investing activities resulted primarily from $180,342 purchases for property and equipment, $100,000 of proceeds from certificates of deposit and $275,000 proceeds from note receivable in 2006 versus $999,342 of purchases for property and equipment and $140,000 of net investment in certificates of deposit and a $335,000 increase in notes receivable in 2005.

Financing Activities

Cash flows provided by financing activities was $5,404,285 for the year ended December 31, 2006 as compared to $6,276,035 for the year ended December 31, 2005, a decrease of $871,750, or 14%. The decrease in cash provided by financing activities was primarily due to there were zero proceeds from the sale of common stock in 2006 versus $1,055,150 in 2005.

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

DEBT OBLIGATIONS

SHORT-TERM DEBT

Our short-term debt at December 31, 2006 consisted of the following:

Bank Line of Credit

$40,000 bank line of credit, dated April 26, 2005, bearing interest at the bank’s prime rate plus 1.25 percent (10.65% at December 31, 2006), with an open ended payment term.	$40,000

On May 17, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $40,000 and $40,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility is $40,000 at December 31, 2006. The revolving line of credit facility is fully secured by a $40,000 certificate of deposit.

On July 28, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $100,000 and $100,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility was $100,000 but paid in full in July 2006.

Notes payable - Related Party

$75,000 unsecured promissory note dated October 2003, bearing interest at 10% per annum and due on demand.	$19,336
$15,000 unsecured promissory note dated October 2003, bearing interest at 9.2% - monthly payments of $432 - due March 2007	4,977
$5,000 unsecured promissory note dated July 30, 2004, bearing interest at 10% per annum and due on demand.	5,000
$17,000 unsecured promissory note dated January 9, 2006, non-interest bearing - monthly payments of $500 - due August 2007.	5,500
$12,000 unsecured promissory note dated April 3, 2006, bearing interest at 10.0% - monthly payments of $550 - due March 2008.	7,812
Less: Current portion	(39,369)
Long term portion	$3,256

In October 2003, the Company executed a $75,000 unsecured promissory note, of which $19,336 was outstanding at December 31, 2006. The promissory note is with a former officer of RG, bears interest of 10% per annum and is due on demand. (See Related Party Transactions Note 14).

In October 2003, the Company executed a $15,000 unsecured promissory note, of which $4,977 was outstanding at December 31, 2006. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432 and is due March of 2007. (See Related Party Transactions Note 14).

In July 2004, the Company executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at December 31, 2006. The promissory note is with an officer of RG, bears interest of 10% per annum and is due on demand. (See Related Party Transactions Note 14).

In January 2006, the Company had received $24,000 of property and equipment from a related third party in the form of $7,000 cash and a non interest bearing note of $17,000 with monthly payments of $500 until the note is paid in full. The outstanding principal balance of this note was $5,500 as of December 31, 2006. (See Related Party Transactions Note 14).

In April 2006, the Company had received $12,000 of property and equipment from a related third party and in the form of a 10% per annum interest bearing note and is due March 2006. The outstanding principal balance of this note was $7,812 as of December 31, 2006. (See Related Party Transactions Note 14).

Notes payable

$17,000 unsecured promissory note dated February 26, 2005, non- interest bearing and no defined repayment date.	$17,000
$5,000 unsecured promissory note dated August 9, 2005, bearing interest at 10% per annum and due January 2006.	5,000
$10,000,000 secured revolving note dated October 31, 2005, bearing interest at prime plus 2% (but never less than 6%) per annum and due October 31, 2008.	9,525,169
Less: Un-amortized debt discount on $10,000,000 secured revolving note dated October 31, 2005.	1,053,842
$1,600,000 unsecured promissory note dated May 2006, bearing interest at 12% - 18 % per annum and due January 2007.	1,600,000
$10,093,327

Through May 2004, the Company had received $185,100 of proceeds in the form of a loan from an unrelated third party. The Company is accruing interest at the rate of 10% per annum for 90 days from June 15, 2004 and 18% subsequently. On February 9, 2005, $2,500 of this loan was converted into 4,167 shares of the Company’s common stock. The outstanding principal balance of this note was $182,600 as of December 31, 2005. In 2006, the outstanding principal balance of $182,600 was assumed by two unrelated third parties in exchange for monies owed the Company for stock subscriptions.

On August 8, 2004, through a previous acquisition, the Company assumed an $8,099 unsecured promissory note from an unrelated party. The Company was accruing interest at the rate of 8% per annum. In March 2006, the Company repaid the obligation through the issuance of 22,028 shares of RG common stock in exchange for the retirement of the promissory note plus accrued interest of $1,814.

On February 5, 2005, the Company received $7,000 of proceeds and on February 26, 2005 the Company received $10,000 of proceeds in the form of a loan from an unrelated third party. This loan is a non-interest bearing note and does not have a defined repayment date. The outstanding principal balance of this note was $17,000 as of December 31, 2006.

On August 9, 2005, the Company had received $5,000 of property and equipment from an unrelated third party and in the form of a 10% per annum interest bearing note and is due January 2006. The outstanding principal balance of this note was $5,000 as of December 31, 2006.

Effective October 31, 2005, the Company entered into a Security Agreement with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). In connection with the Minimum Borrowing Note and the Revolving Note, the Company issued to Laurus a common stock purchase warrant ("Warrant") to purchase up to 2,962,963 shares of the Company’s $0.001 par value per share common stock ("Common Stock") at $0.78 per share with a seven year term. The Company evaluated the warrant issuance in accordance with FAS No. 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $1,155,230 and recorded this amount to debt discount and common stock warrants. The Company amortized $64,179 of the debt discount in 2005 and recorded this cost to interest expense, resulting in $1,091,051 in un-amortized debt discount on December 31, 2005. Additionally, the Company and Laurus entered into a registration rights agreement ("Registration Rights Agreement") covering the registration Common Stock underlying the Minimum Borrowing Note and the Warrant.

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

The Revolving Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The interest rate was 13.25% at December 31, 2006. The Revolving Note is due together with any unpaid and accrued interest hereon, on the Maturity Date. Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Revolving Note and accrued interest into Common Stock at an exercise price of $0.71 per share.

The Security Agreement includes among other things, a stock pledge agreement, a guaranty from the Company and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The Security Agreement also includes a funding formula that determines a maximum amount of funds that the Company can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula. Laurus elected the option to override the formula and advanced the Company $250,000 on October 31, 2005. The advance has an interest rate of prime plus five percent (5.0%) and is payable with the outstanding balance of the Minimum Borrowing Note. The interest rate was 10.25% at December 31, 2006. At December 31, 2006, no funds were available for additional borrowing under the Revolving Note.

Effective February 15, 2006 ("Effective Date"), the Company amended and restated the Security Agreement dated October 31, 2005 with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible Minimum Borrowing Note, a secured Revolving Note up to a maximum of $10,000,000, a common stock purchase warrant ("Original Warrant") to purchase up to 2,962,963 shares of RG’s $0.001 par value per share Common Stock and a Registration Rights Agreement covering the registration of Common Stock underlying the Minimum Borrowing Note and the Warrant. As a result of the Minimum Borrowing Note amendment, the Company obtained an additional $5,539,479 of proceeds, net of $203,805 of expenses which was paid to the Company’s financial advisor, Spencer Clarke. The indebtedness is classified as current in accordance with EITF 95-22 “Balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box agreement”.

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

The Company evaluated the modification to the restated security agreement in accordance with EITF No. 96-19 and No. 05-07 and determined the modification resulted in a substantial change. The Company evaluated the new arrangement under EITF 00-27 and noted there is a beneficial conversion feature of $638,258 related to Minimum Borrowing Note that was recorded as a debt discount. This amount was calculated as the difference between the effective conversion price of $0.40 calculated under EITF 00-27 and the $0.45 fair market value of the Company's common stock at the transaction date. The effective conversion amount was calculated based on the $5,000,000 Minimum Borrowing Note and the debt discount related to the warrants issued in 2005 of $150,446. The warrants issued in 2006 were related to the Revolver Note and were therefore not included in the calculation of the beneficial conversion on the Minimum Borrowing Note. The debt discount is being amortized over the remaining life of the debt through October 2008 and during the year ended December 31, 2006, the Company amortized to interest expense $206,206 of the amount resulting in a debt discount balance of $432,052 as of December 31, 2006.

In January through March 2006, the Company borrowed an additional $5,743,284 and repaid $2,535,919 to Laurus in accordance with terms of the secured revolving note.

In April through June 2006, the Company borrowed an additional $5,374,276 and repaid $4,338,301 to Laurus in accordance with terms of the secured revolving note.

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

Effective June 30, 2006, the Company concluded the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated to existing senior indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as of December 31, 2006 and no fees or commissions were paid in connection with the issuance of the warrants to Spencer Clarke. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount was amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon a premium equal to 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements. Additionally, the Company issued a warrant to Spencer Clarke for their financial advisory assistance with this bridge note placement for 60,606 warrants exercisable at $1.39 per share with the warrants expiring on June 30, 2008. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $30,239 and recorded this amount to interest expense and common stock warrants.   The $1.39 per share was based upon a premium equal to 125% of the fair market value price of common stock plus 5% when the agreement was made as indicated on the over the counter stock exchange.

Effective August 30, 2006, the Company executed a modification and extension agreement (the “Agreement”) in relation to the $1,600,000 of Promissory Notes (“Notes”) as discussed above.

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

Effective October 31, 2006, the Company executed a second modification and extension agreement (the “Agreement”) in relation to the $1,600,000 of Promissory Notes (“Notes”) as discussed above.

The Agreement modifies the terms of the Notes as follows:

•	The maturity date of the Notes was extended to January 31, 2007.

•
The interest rate on the Notes was increased from 15% per annum to 18% per annum effective August 31, 2006. The increased interest rate is only applicable from November 1, 2006 until either January 31, 2007 or such earlier time that the Notes are repaid in full.

•
In consideration of the second agreement, the warrants to purchase shares of the Company’s common stock that were previously issued to the Note Holders solely in connection with the issuance of the Notes, shall be amended as follows:

i)	The exercise period will be four (4) years from November 1, 2006 through November 1, 2010.

ii)	The exercise price shall be changed to $0.32 per share.

iii)	A cashless option shall be added to the Warrants.

iv)
Additional Warrants will be issued to the Note Holders to reflect a ration of 100% warrant coverage to the amount of the borrowed funds. In total, $1,600,000 of funds were loaned to the Company by the Note Holders and the total warrant coverage will now be 1,600,000 warrants divided among the Warrant Holders based upon the amount of their respective investment

v)	Piggy-back registration rights will be granted to the warrants.

•
The Company will pay the Note Holders twenty five percent (25%) of the accrued interest due and payable as of October 31, 2006 upon the execution of this Second Agreement. The remaining seventy five percent (75%) of accrued interest due and payable as of October 31, 2006 will be paid on January 31, 2007.

The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $105,214 and recorded this amount to prepaid interest and common stock warrants. As of December 31, 2006, $70,143 of this prepaid interest was expensed to interest expense. The $0.32 per share was based upon the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange.

In July through September 2006, the Company borrowed an additional $807,110 and repaid $178,000 to Laurus in accordance with terms of the secured revolving note. The Company amended their agreement with Laurus to include an “over borrowing” feature, and had an outstanding balance of $10,095,950 on the secured revolving note as of September 30, 2006.

In October through December 2006, the Company borrowed an additional $3,668,090 and repaid $4,238,871 to Laurus in accordance with terms of the secured revolving note. The Company amended their agreement with Laurus to include an “over borrowing” feature, and had an outstanding balance of $9,525,169 on the secured revolving note as of December 31, 2006.

See Recent Developments for further discussion of the Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109, or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely that not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. We adopted FIN 48 on January 1, 2007 and its adoption did not result in a material cumulative-effect adjustment.

2007 OUTLOOK

As a result of the Consulting Agreement discussed in Recent Developments previously, we will shift our core business focus to function primarily as a financial and insurance services company with a specific focus on our proprietary, patent pending, PropertySMART® program, a property and casualty insurance solution for the multi-family housing and commercial property industries. Our insurance divisions include a multi-lines general agency, licensed to write property, casualty, small business, employee benefits and other related coverage’s with a specific focus on its PropertySMART® program. This innovative insurance product saves the policy holder money, reduces loss exposure for the carrier, and provides a higher level of service to all parties.

Our ability to successfully implement our new business focus as a Financial and insurance services company will be heavily dependent on securing additional capital to supplement the anticipated timeframe required for the business to achieve sufficient revenues and cash flows to cover our operating expenses . As a result, we are searching for an alternative means of securing additional capital, which may include the sale of additional shares of our common stock or the issuance of additional debt securities. Additionally, we require additional funds for working capital and for growth opportunities. However, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management or that the additional financing will be available when we require the funds.

Item 7. Financial Statements.

Our Financial Statements are attached as Appendix A (following the Exhibits) and are hereby incorporated by reference and included as part of this Annual Report. An index to our Financial Statements is provided in response to Item 13 of this Annual Report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act. Since December 31, 2006, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

(b) Changes in Internal Control Over Financial Reporting: There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions with the Company	Term of Service

John Brobjorg (4)	50	Corporate Controller	Since July 2004

Kevin L. Dahlberg	44	Executive Vice President, Vice President - Investor Relations and Secretary; President of RG Insurance Services, Inc.	Since December 2003

Bruce A. Hall	50	Chief Executive Officer and Chief Financial Officer	Since May 2004

Michael A. Jenkins (1,2,3)	65	Director	Since March 2004

Paul S. Johnson (1,2,3)	73	Director	Since February 2004

Edward P. Rea	66	Director and Executive Chairman	Since December 2003

James A. Rea	39	Director, President and Chief Operating Officer	Since December 2003

(1)	Current member of Audit Committee.

(2)	Current member of Compensation Committee.

(3)	Current member of Nominating Committee.

(4)	Mr. Brobjorg resigned his position with the Company effective May 1, 2007.

John N. Brobjorg, Corporate Controller

Mr. Brobjorg has been our Corporate Controller on a consulting basis since January 2005. Prior to that, he served as our Corporate Controller as an employee from July 2004 to January 2005. Mr. Brobjorg is a financial executive with extensive experience as a corporate controller and in related financial management positions in the hi-tech, manufacturing, energy, clinical laboratory and consulting industries. He is also the Corporate Controller of Dent Zone International, Inc., a paintless dent repair company, a position he has held since April 2005, and he was the Corporate Controller of Claridge Capital Partners, a medical services company, from December 2004 to March 2005. Prior to joining us, Mr. Brobjorg performed financial and accounting contract work for various companies from June 2003 to June 2004. Prior to that, from October 1999 to May 2003, he was the Corporate Controller of Probex Corporation, a formerly publicly traded used oil recycling company that filed for protection under Chapter 7 of the United States Bankruptcy Code in May 2003. He has also held senior level positions at Praxair Inc., Corning Clinical Laboratories, Convex Computer Corporation and Amsoil, Inc. Mr. Brobjorg holds a CMA designation and earned a Master of Arts degree in International Business from the University of Texas and a Bachelor of Arts degree in Economics and a Senior Accounting Certificate from the University of Minnesota. As discussed above, Mr. Brobjorg resigned his position with us effective May 1, 2007.

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

Bruce A. Hall, Chief Executive Officer and Chief Financial Officer

Mr. Hall has been our Chief Executive Officer since July 1, 2006 and our Chief Financial Officer since May 2004. Mr. Hall is a senior financial executive with extensive experience serving as a CFO and in related financial management positions in the real estate development, energy, consulting and manufacturing industries. He is also the Chief Executive Officer and Chief Financial Officer of Dent Zone International, Inc., a paintless dent repair company, a position he has held since January 2005. He has also held senior level positions at Recognition Equipment, Inc. and Harris Adacom Corporation. Mr. Hall was formerly Chief Financial Officer of Probex Corporation, a formerly publicly traded used oil recycling company that filed for protection under Chapter 7 of the United States Bankruptcy Code in May 2003. He has also been a senior financial and management consultant and multi-family housing developer and began his career in public accounting with Arthur Young & Company, a predecessor of Ernst & Young LLP. Mr. Hall holds both CPA (Certified Public Accountant) and CMA (Certified Management Accountant) designations and is a graduate of the University of Texas at Austin.

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

Edward P. Rea, Director and Executive Chairman

Edward P. Rea has been our Executive Chairman and a director since April 2001. Mr. Rea is also the Chairman of Rea Brothers Limited, an Ontario, Canada corporation, which is an investment company, a position he has held since September 1964. From June 1994 to October 2004, he served as Chairman of The Crafter’s Marketplace, Ltd., which operated a chain of retail stores in Canada. He has also been an independent business consultant since 1998. Mr. Rea was formerly Chairman of INVA #1, Inc., a former wholly-owned nominee subsidiary of the Company that filed involuntary bankruptcy under Chapter 11 of the United States Bankruptcy Code on December 3, 2002 and was ultimately sold to an investor through the bankruptcy court. Mr. Rea is the father of our Chief Executive Officer and director, John E. Rea, and our President, Chief Operating Officer and director, James A. Rea.

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

Family Relationships

Our Executive Chairman and director, Edward P. Rea, is the father of our President, Chief Operating Officer and director, James A. Rea. Additionally, Edward P. Rea is the father of John E. Rea, a consultant for us and our former Chief Executive Officer and former Director.

Identification of the Audit Committee

Our board of directors maintain a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the board of directors in exercising its fiduciary responsibilities for oversight of audit and related matters, including corporate accounting, reporting and control practices. It is also responsible for recommending to our board of directors the independent auditors to be engaged for the following fiscal year. The Audit Committee is currently comprised of Messrs. Dunn, Jenkins and Johnson. All of the current members of the Audit Committee are independent in accordance with the existing requirements of NASDAQ’s listing standards. The Audit Committee will meet periodically with our management, financial personnel and independent auditors to review our internal accounting controls and auditing and financial reporting matters.

Audit Committee Financial Expert

Our board of directors has determined that we do not currently have an audit committee financial expert serving on our Audit Committee, despite our continued efforts to attract an audit committee financial expert. Previously, we did not provide Directors and Officers (“D&O”) liability insurance and this was a detriment to our ability to attract qualified candidates to fill this position. However, we now do provide D&O coverage and are currently in the process of searching for an individual to serve on our board of directors and the Audit Committee who would qualify as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file with the SEC reports of beneficial ownership on Form 3 and changes in beneficial ownership of our common stock and other equity securities on Form 4 or Form 5. SEC regulations require all officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports on a timely basis as required by Section 16(a) of the Exchange Act during the period covered by this report.

Principal Executive and Financial Code of Ethics

In fiscal 2004, we adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. We will provide a copy of our code of ethics to any person without charge, upon request sent to our Corporate Secretary at 1507 Capital Avenue, Suite 101, Plano, Texas 75074.

Item 10. Executive Compensation.

We provided named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for the named executive officers are determined for each executive based on his or her position and responsibility, and on past individual performance. Salary levels are typically considered annually as part of our performance review process. Merit based increases to salaries of the named executive officers are based on our board of directors’ assessment of the individual’s performance.

The following table shows for the fiscal year ending December 31, 2006 the compensation awarded or paid by RG America, Inc. to its Chief Executive Officer and its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-B.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
Bruce A. Hall, Chief Executive Officer, Chief Financial Officer(1)	2006	$90,000	$59,710	-0-	-0-	-0-	-0-	$6,000(2)	$155,710
John E. Rea, Former Chief Executive Officer(3)	2006	$60,000	$175,000	-0-	-0-	-0-	-0-	$6,000(4)	$241,000
James A. Rea, Chief Operating Officer	2006	$120,000	$325,961	-0-	-0-	-0-	-0-	$12,000 (5)	$457,961
Kevin L. Dahlberg, Executive Vice President	2006	$144,383	-0-	-0-	-0-	-0-		$6,000(6)	$150,383

(1) Effective May 1, 2006, Bruce A. Hall, our Chief Financial Officer, became an employee. Previously, Mr. Hall was our Chief Financial Officer on a consulting basis. Effective July 1, 2006, Mr. Hall became our Chief Executive Officer in addition to his position as Chief Financial Officer.

(2) Mr. Hall receives an annual transportation allowance of $12,000 and an annual health insurance allowance up to $6,000.

(3) John E. Rea resigned as our Chief Executive Officer effective June 30, 2006.

(4) John E. Rea received an annual transportation allowance of $12,000 an annual health insurance allowance of up to $9,000 and an annual membership and education dues and fees allowance of $10,000 for the Young President’s Organization and was paid commission on sales equal to 1.75% of gross revenue though June 30, 2006. Effective July 1, 2006, the commission agreement with John E. Rea was terminated.

(5) James A. Rea receives an annual transportation allowance of $12,000, an annual health insurance allowance of up to $6,000 and was paid commission on sales equal to 1.75% of gross revenue though June 30, 2006. Effective July 1, 2006, the commission agreement with James A. Rea was terminated

(6) Mr. Dahlberg receives an annual transportation allowance of $6,000 and an annual health insurance allowance of up to $6,000.

Option Grants in Last Fiscal Year

We do not currently have any outstanding stock appreciation rights (SARs). No options or warrants were granted in 2006 to any executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options were exercised in 2006 by any executive officers.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have any outstanding stock appreciation rights (SARs). The following table sets forth outstanding options held by our named executive officers.

Outstanding Equity Awards at
Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce A. Hall	666,667	-	-	$0.50	July 25, 2014	-	-	-	-
John E. Rea	833,333	-	-	$0.30	July 25, 2014	-	-	-	-
James A. Rea	833,333	-	-	$0.30	July 25, 2014	-	-	-	-
Kevin L. Dahlberg	583,333	-	-	$0.30	July 25, 2014	-	-	-	-

Director Compensation

In fiscal 2005, our board of directors approved a plan for director compensation. Each director is paid $12,000 as an annual retainer for services; $1,500 for each board meeting attended in person or $1,000 for each board meeting attended via teleconference and $1,500 for attending our annual meeting of stockholders. Additionally, committee members are paid $750 for each committee meeting attended, with the chairman paid $1,000. The following table sets forth specific compensation paid to each of our non-executive directors for the year ended December 31, 2006.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
James. A Rea	$12,000	-	-	-	-	-	$12,000
Bruce A. Hall	$6,000	-	-	-	-	-	$6,000
Edward P. Rea	$12,000	-	-	-	-	-	$12,000
Paul S. Johnson	$12,000	-	-	-	-	-	$12,000
John E. Rea	$6,000	-	-	-	-	-	$6,000
Michael A. Jenkins	$12,000	-	-	-	-	-	$12,000
J. Kenneth Dunn	$12,000	-	-	-	-	-	$12,000

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

We have an employment agreement with our Chief Executive Officer and Chief Financial Officer, Bruce A. Hall (the “Bruce A. Hall Agreement”). The Bruce A. Hall Agreement provides for an annual base salary of $240,000, a transportation allowance of $1,000 per month, health insurance allowance of up to $500 per month, participation in any savings and retirement plan and welfare benefit plans adopted by us and other standard provisions. The Bruce A. Hall Agreement also provides for a one-time net termination fee of $1,000,000 upon any early termination by us.

We have an employment agreement with our Chief Operating Officer, James A. Rea (the “James A. Rea Agreement”). The James A. Rea Agreement provides for an annual base salary of $240,000, a transportation allowance of $1,000 per month, a health insurance allowance of up to $750 per month, a sales commission equal to 1.75% of the Company’s consolidated gross revenue, participation in any savings and retirement plan and welfare benefit plans adopted by us and other standard provisions. The James A. Rea Agreement also provides for a one-time net termination fee of $1,000,000 upon any early termination by us. Previously, the James A. Rea Agreement included a sales commission equal to 1.75% of our consolidated gross revenue. However, we terminated the commission effective July 1, 2006.

We have an employment agreement with our Executive Vice President, Vice President - Investor Relations and Secretary, Kevin L. Dahlberg (the “Dahlberg Agreement”). The Dahlberg Agreement provides for an annual base salary of $120,000, a transportation allowance of $500 per month, a health insurance allowance of up to $500 per month and participation in any savings and retirement plan and welfare benefit plans adopted by us and other standard provisions. In addition, the Dahlberg Agreement provides that Mr. Dahlberg’s annual base salary will increase to $150,000 upon our raising a total of $4,000,000 in new equity or upon our obtaining either (a) 50,000 or more apartment units placed into our PropertySMART® program or (b) $8,000,000 in annual PropertySMART® gross revenues. Mr. Dahlberg’s salary will increase to $180,000 upon our becoming cash flow positive with a net operating income equal to 5% of sales.

We have an employment agreement with our President - RG Insurance Services, Inc., William P. Fink (the “Fink Agreement”). The Fink Agreement provides for an annual base salary of $120,000, a transportation allowance of $500 per month, a health insurance allowance of up to $500 per month and participation in any savings and retirement plan and welfare benefit plans adopted by us and other standard provisions.

We have an employment agreement with our President of RG Restoration, Inc., Jerod Yates (the “Yates Agreement”). The Yates Agreement provides for an annual base salary of $120,000, a transportation allowance of $1,000 per month, a health insurance allowance of up to $500 per month and participation in any savings and retirement plan and welfare benefit plans adopted by us and other standard provisions. Previously, the Yates Agreement included a sales commission equal to 1.75% of our consolidated gross revenue. However, we terminated the commission effective July 1, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of May 14, 2007, the name, address, amount and nature of beneficial ownership and percentage of such ownership of each person or group known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Except as noted below, each holder has sole voting and investment power with respect to all shares of common stock listed as beneficially owned.

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership(1)	Percent Of Class(2)

JAAVBR, LP(3)	3,216,667	11.0%
1507 Capital Avenue, Suite 101
Plano, Texas 75074

DKWFLP LP	3,200,000	10.9%
8235 Douglas Ave., Suite 106
Dallas, Texas 75225

J 2 Family LP(4)	3,200,000	10.9%
1507 Capital Avenue, Suite 101
Plano, Texas 75074

Jades Family LP	3,200,000	10.9%
8235 Douglas Ave., Suite 106
Dallas, Texas 75225

Jerod Yates	1,875,000	6.4%
1233 Tracey Lynn Drive, Suite A
Abilene, Texas 79601

(1)
Includes all shares of our common stock with respect to which each holder directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares.

(2)	Based upon 29,252,093 shares outstanding as of May 14, 2007.

(3)	James A. Rea, our President, Chief Operating Officer and director, is a limited partner of JAAVBR, LP. And the President of its general partner.

(4)	John E. Rea, our former Chief Executive Officer and director, is a limited partner of J 2 Family LP and the President of its general partner

Security Ownership of Management

The following table sets forth, as of May 14, 2007, the name, address, amount and nature of beneficial ownership and percentage of such ownership of (i) each of our current directors and executive officers; and (ii) all directors and executive officers as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of common stock listed as beneficially owned.

Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership(1)		Percent Of Class(2)

James A. Rea	4,055,485	(3)	13.4%
1507 Capital Avenue, Suite 101
Plano, Texas 75074

Edward P. Rea	1,634,164	(4)	5.5%
1507 Capital Avenue, Suite 101
Plano, Texas 75074

Bruce A. Hall	714,286	(5)	2.4%
836 Blue Jay Lane
Coppell, Texas 75019

Kevin L. Dahlberg	679,908	(6)	2.1%
1507 Capital Avenue, Suite 101
Plano, Texas 75074

Paul S. Johnson	101,751	(8)	*
2122 Country Club Drive, # 280
Carrollton, Texas 75006

Michael A. Jenkins	124,722		*
2151 Fort Worth Avenue
Dallas, Texas 75211

All directors and executive officers as a group (6 persons)	7,310,066		23.1%

(*)	Less than 1 percent

(1)
Includes all shares of our common stock with respect to which each holder directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares.

(2)	Based upon 29,252,093 shares outstanding as of May 14, 2007.

(3)
Includes (i) 833,333 shares that James A. Rea has the right to acquire within 60 days upon the exercise of options; (ii) 1,784 shares owned by Tenax, Inc.; (iii) 3,451 shares owned by JR Holdings, Inc.; (iv) 3,216,667 shares owned by JAAVBR, LP; and (v) 250 shares owned by members of James A. Rea’s immediate family. James A. Rea is President of Tenax, Inc. and JR Holdings, Inc. and a limited partner of JAAVBR, LP.

(4)
Includes (i) 250,000 shares that Edward P. Rea has the right to acquire within 60 days upon the exercise of options; and (ii) 1,384,164 shares owned by Rea Brothers Limited. Edward P. Rea is Chairman of Rea Brothers Limited.

(5)
Includes (i) 666,667 shares that Mr. Hall has the right to acquire within 60 days upon the exercise of options; and (ii) 47,619 shares owned by BHDH Family, L.P., an entity owned by members of Mr. Hall’s immediate family. Mr. Hall has no ownership interest or position in BHDH Family, L.P.

(6)	Includes 583,333 shares that Mr. Dahlberg has the right to acquire within 60 days upon the exercise of options.

(7)	Includes 42 shares owned by members of Mr. Johnson’s immediate family.

Item 12. Certain Relationships and Related Transactions.

In January, 2006, we received $17,000 of property from a related party in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $5,500 as of December 31, 2006.

The Chairman of the Board earns $10,000 per month for consulting services. In addition, the Chairman of the Board earns a commission based upon a percentage of revenue. For January through March 2006, $39,712 in consulting services and $28,981 in commissions were paid to the Chairman resulting in a consulting services balance due of $9,231 and a commission balance due of $70,788 at March 31, 2006. For April through June 2006, $32,308 in consulting services and $23,077 in commission were paid to the Chairman resulting in a consulting services balance due of $9,231 and a commission balance due of $47,999 at June 30, 2006. For July through September 2006, $18,417 in consulting services and $15,385 in commission were paid to the Chairman resulting in a consulting services balance due of $18,462 and a commission balance due of $61,695 at September 30, 2006. For October through December 2006, $32,307 in consulting services and $26,923 in commission were paid to the Chairman resulting in a consulting services balance due of $20,769 and a commission balance due of $34,772 at December 31, 2006.

Effective July 1, 2006, we entered into a consulting agreement with J2 Capital Inc., whose principal is our former Chief Executive Officer, and who is also the son of our Chairman of the Board, and the brother of our Chief Operating Officer. The terms of the agreement include $11,000 per month for consulting services and a commission based upon a percentage of revenue. For July through September 2006, $20,308 in consulting services and $53,846 in commission were paid to J2 Capital Inc., resulting in a consulting services balance due of $12,292 and a commission balance due of $171,713 at September 30, 2006. For October through December 2006, $35,539 in consulting services and $94,230 in commissions were paid to J2 Capital Inc., resulting in a consulting services balance due of $10,154 and a commission balance due of $77,482 at December 31, 2006.

In January through March 2006, one of our construction crews made $50,755 of personal repairs in the home of our Chief Operating Officer in exchange for a reduction of monies previously owed this officer. In April through June 2006, one of our construction crews made $8,211 of personal repairs in the home of our Chief Operating Officer in exchange for a reduction of monies previously owed this officer.

We are leasing three vehicles from Rea Brothers, Ltd. (“Rea Brothers”), a company controlled by our Chairman of the Board, for general business purposes. In January through March 2006, we paid Rea Brothers $4,266 in lease payments. In April through June 2006, we paid Rea Brothers $8,532 in lease payments. In July through September 2006, we paid Rea Brothers $4,266 in lease payments. In October through December 2006, we paid Rea Brothers $4,266 in lease payments.

In April, 2006, we received $12,000 of property from a related party and in return for a 10% interest bearing note with monthly payments of $550. The outstanding principal balance of this note was $7,812 as of December 31, 2006.

In June 2006, our Chief Operating Officer, who is also a Director, forgave $64,606 of commissions due and payable in relation to second quarter 2006 storm related business. In June 2006, our former Chief Executive Officer and a former Director, forgave $64,606 of commissions due and payable in relation to second quarter 2006 storm related business. In June 2006, our Chairman of the Board, who is also the father of our former Chief Executive Officer and our Chief Operating Officer, forgave $23,493 of commissions due and payable in relation to second quarter 2006 storm related business. In June 2006, our Chief Financial Officer and current Chief Executive Officer, forgave $35,239 of commissions due and payable in relation to second quarter 2006 storm related business. As a result of the above items, our directors and officers forgave a total of $187,944 of commissions in relation to second quarter 2006 storm related business. This was originally recorded to commission expense and accrued liabilities, and as result of the forgiveness, was recorded as a reduction to commission expense and accrued liabilities.

Item 13. Exhibits and Financial Statement Schedules

Exhibits are incorporated herein by reference or are filed with this Form 10-K as indicated below (numbered in accordance with Item 601 of Regulation S-B):

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed April 18, 2006)

3.2(*)	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Form 10-KSB filed April 15, 2004)

4.1(*)	2004 Omnibus Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Form 10-QSB filed August 24, 2005)

4.2(*)	Form of Senior Subordinated Convertible Debenture (incorporated herein by reference to Exhibit 4.3 to Form 10-QSB filed August 24, 2005)

4.3(*)	Amendment Number 1 to Subordinated Secured Convertible Debenture (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed August 4, 2005)

4.4(*)	Form of Common Stock Warrant (incorporated herein by reference to Exhibit 99.2 to Form 8-K filed August 4, 2005)

4.5(*)	Form of Promissory Note dated June 30, 2006 (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed July 5, 2006)

4.6(*)	Form of Subscription Agreement 2006 (incorporated herein by reference to Exhibit 99.2 to Form 8-K filed July 5, 2006)

4.7(*)	Form of Common Stock Warrant (incorporated herein by reference to Exhibit 99.3 to Form 8-K filed July 5, 2006)

4.8(*)	Modification and Extension Agreement to Promissory Note dated August 30, 2006 (Incorporated herein by reference to Exhibit 99.1 to Form 8-K filed September 8, 2006)

4.9(*)	Modification and Extension Agreement to Promissory Note dated August 30, 2006 (Incorporated herein by reference to Exhibit 99.1 to Form 8-K filed September 8, 2006)

4.10(*)	Notice of Default of Promissory Notes dated March 8, 2007 (incorporated herein by reference to Form 8-K filed March 27, 2007)

10.1(*)	Consulting Agreement dated February 1, 2005 between Bruce A. Hall and the Company (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB filed August 24, 2005)

10.2(*)	Consulting Agreement dated February 1, 2005 between John N. Brobjorg and the Company (incorporated herein by reference to Exhibit 10.2 to Form 10-QSB filed August 24, 2005)

10.3(*)	Consulting Agreement dated January 1, 2005 between Schooner Realty and the Company (incorporated herein by reference to Exhibit 10.3 to Form 10-QSB filed August 24, 2005)

10.4(*)	Employment Agreement dated March 1, 2005 between Frank Dahlberg and the Company (incorporated herein by reference to Exhibit 10.4 to Form 10-QSB filed August 24, 2005)

10.5(*)†	Employment Agreement dated October 19, 2004 between James A. Rea and the Company (incorporated herein by reference to Exhibit 10.5 to Form 10-QSB filed August 24, 2005)

10.6(*)	Employment Agreement dated October 19, 2004 between John E. Rea and the Company (incorporated herein by reference to Exhibit 10.6 to Form 10-QSB filed August 24, 2005)

10.7(*)	Employment Agreement dated December 1, 2004 between Kevin Dahlberg and the Company (incorporated herein by reference to Exhibit 10.7 to Form 10-QSB filed August 24, 2005)

10.8(*)	Consulting Agreement dated April 1, 2005 between Richard Nelson and the Company (incorporated herein by reference to Exhibit 10.8 to Form 10-QSB filed August 24, 2005)

10.9(*)	Financial Advisory Agreement dated February 1, 2005 between Spencer Clarke LLC and the Company (incorporated herein by reference to Exhibit 10.9 to Form 10-QSB filed August 24, 2005)

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

10.21(*)	Common Stock Purchase Warrant dated February 15, 2006 between the Company and Laurus Master Fund, Ltd. (incorporated herein by reference to Exhibit 99.7 to Form 8-K filed February 23, 2006)

10.22	Consulting Agreement dated March 29, 2007 by and the Company and Fireline Restoration, Inc.

21.1	Subsidiaries of RG America, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.

Item 14. Principal Accountant Fees And Services

Audit Fees

An aggregate of $135,399 in fees was billed by Whitley Penn for the fiscal year ended December 31, 2006 for professional services rendered by Whitley Penn for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such fiscal year.

An aggregate of $77,648 in fees was billed by Whitley Penn for the fiscal year ended December 31, 2005 for professional services rendered by Whitley Penn for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such fiscal year.

Audit-Related Fees

No fees were billed by Whitley Penn for the fiscal year ended December 31, 2006 for assurance and related services by Whitley Penn that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above.

An aggregate of $9,910 in fees was billed by Whitley Penn for the fiscal year ended December 31, 2005 for assurance and related services by Whitley Penn that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption “Audit Fees” above.

Tax Fees

An aggregate $19,480 in fees was billed by Whitley Penn for the fiscal year ended December 31, 2006 for professional services rendered by Whitley Penn for tax compliance, tax advice and tax planning.

No fees were billed for the fiscal year ended December 31, 2005 for professional services rendered by Whitley Penn, as applicable, for tax compliance, tax advice and tax planning.

All Other Fees

No fees were billed for the fiscal years ended December 31, 2006 or 2005 for products and services provided by Whitley Penn, as applicable, other than the services reported under the captions “Audit Fees” and “Audit-Related Fees” above.

Pre-Approval Policies and Procedures

Our standing Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. The Audit Committee’s charter prohibits the Audit Committee from engaging our independent auditors to perform any specific non-audit services proscribed by law or regulation. The Audit Committee may delegate pre-approval authority to one or more of its members. The Audit Committee’s pre-approval policies and procedures do not include delegation to management of the Audit Committee’s responsibilities under the Exchange Act. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting. All “Audit-Related” fees billed for the fiscal year ended December 31, 2006 were approved by the Audit Committee. Since no “Audit-Related” fees were billed for the fiscal year ended December 31, 2005, and no “Tax” or “All Other” fees were billed for the fiscal years ended December 31, 2006 or 2005, the Audit Committee was not required to approve any such fees. None of the hours expended on Whitley Penn’s engagement to audit our financial statements for the fiscal year ended December 31, 2006 were attributed to work performed by persons other than Whitley Penn’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RG AMERICA, INC.

By:	/s/ Bruce A. Hall
Bruce A. Hall Chief Executive Officer
Date: May 18, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Hall Bruce A. Hall	Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and Director	May 18, 2007

/s/ Edward P. Rea Edward P. Rea	Executive Chairman and Director	May 18, 2007

/s/ Michael A. Jenkins Michael A. Jenkins	Director	May 18, 2007

/s/ Paul S. Johnson, Jr. Paul S. Johnson, Jr.	Director	May 18, 2007

/s/ James A. Rea James A. Rea	Director	May 18, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
RG America, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of RG America, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RG America, Inc. and subsidiaries at December 31, 2006, and the results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has previously incurred net losses, which have resulted in a significant accumulated deficit at December 31, 2006. The Company has substantial obligations with no current resources to satisfy these obligations raising substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas
May 15, 2007

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31,
2006
ASSETS
Current assets:
Cash and cash equivalents	$487,116
Investment in certificate of deposit	40,000
Contracts receivable, net of allowance for doubtful
accounts of $1,645,826	9,686,916
Unbilled revenue	2,776,643
Prepaid expenses - net of accumulated amortization of $571,068	736,634
Other receivables	5,094
Notes receivable	95,885
Investment in available-for-sale securities	210,000
Total current assets	14,038,288

Property and equipment, net of
accumulated depreciation of $450,188	951,888
Other non-current assets	52,075

Total assets	$15,042,251

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)

December 31,
2006

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES

Current liabilities:
Accounts payable, trade	$3,704,494
Accounts payable, related party	219,467
Accrued expenses	2,956,885
Withholding taxes payable	97,307
Deferred revenue	682,107
Bank line-of-credit	40,000
Notes payable - related party	39,369
Notes payable - net of debt discount $1,485,894	9,661,275
Total current liabilities	17,400,904

Long-term debt - related party	3,256
Total liabilities	17,404,160

Commitments and contingencies	-

STOCKHOLDERS' DEFICIT

Stockholders' deficit
Preferred stock, $.001 par value, 35,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.001 par value, 300,000,000 shares
authorized, 29,252,093 issued and outstanding	29,252
Common stock subscribed, 3,333,333 shares	3,333
Additional paid in capital	9,721,736
Common stock warrants	3,000,557
Accumulated other comprehensive loss	(376,250)
Accumulated deficit	(14,740,537)
Total stockholders' deficit	(2,361,909)

Total liabilities and stockholders' deficit	$15,042,251

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2006	2005
Revenues	$20,373,047	$20,624,443
Cost of revenues	15,384,544	11,448,710
Gross profit	4,988,503	9,175,733

Operating expenses:
Selling, general and administrative	3,937,530	1,992,582
Compensation, payroll taxes and benefits	4,176,111	2,698,112
Stock compensation	1,521,887	358,237
Consulting and contract labor	782,101	503,820
Professional	553,733	367,599
Recovery of impairment	-	(116,669)
Impairment of leasehold improvements	-	123,230
Rent	513,332	411,609
Depreciation	299,969	109,211
Total operating expenses	11,784,663	6,447,731

Operating income (loss)	(6,796,160)	2,728,002

Other expense:
Other income (expense), net	85,811	(143,000)
Interest and financing cost, net	(3,146,188)	(516,451)
Total other expense	(3,060,377)	(659,451)

Net income (loss)	$(9,856,537)	$2,068,551

Other comprehensive loss
Unrealized loss on investment in available-for-sale securities	376,250	-

Total comprehensive income (loss)	$(10,232,787)	$2,068,551

Earnings (loss) per share - basic	$(0.31)	$0.08
Earnings (loss) per share - diluted	$(0.31)	$0.07

Basic weighted average outstanding shares	31,915,763	26,036,864
Diluted weighted average outstanding shares	31,915,763	27,901,621

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 and 2005

					Common Stock		Additional	Deferred	Common		Total Stockholders’
	Preferred Stock		Common Stock		Subscribed		Paid-In	Stock	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Warrants	Deficit	(Deficit)

Balance at December 31, 2004	-	-	19,770,390	19,770	4,661,919	(271,238)	5,517,675	(53,125)	130,000	(6,952,551)	(1,609,469)
Stock issued for subscribed stock			4,158,049	4,158	(4,158,047)	(4,158)	-	-	-	-	-
Stock issued for professional services	-	-	7,050	7	-	-	4,223	-	-	-	4,230
Proceeds from sale of common stock	-	-	90,000	90	2,655,556	2,656	1,052,404	-	-	-	1,055,150
Stock issued for conversion of notes payable	-	-	4,167	4	-	-	2,496	-	-	-	2,500
Stock issued for conversion of convertible debentures	-	-	-	-	888,896	889	399,111	-	-	-	400,000
Stock issued for conversion of accrued expense	-	-	331,594	333	162,763	163	152,254	-	-	-	152,750
Stock issued for conversion of accounts payable	-	-	121,042	121	-	-	24,346	-	-	-	24,467
Stock issued for other non current asset	-	-	45,455	45	(34,091)	(34)	7,489	-	-	-	7,500
Unrecorded stock adjustment	-	-	26,670	26	-	-	(26)	-	-	-	-
Stock issued for TPR acquisition	-	-	1,875,000	1,875	-	-	841,875	(843,750)	-	-	-
Stock cancelled related to PBS acquisition	-	-	(55,556)	(56)	-	-	(116,613)	-	-	-	(116,669)
Stock warrant issued for debt services	-	-	-	-	-	-	-	-	1,189,629	-	1,189,629
Stock warrant issued for equity services	-	-	-	-	-	-	(290,700)	-	290,700	-	-
Stock issued for equity services	-	-	-	-	35,445	36	3,964	-	-	-	4,000
Issuance of employee stock options and related amortization	-	-	-	-	-	-	19,375	23,044	-	-	42,419
Stock option issued for consultant	-	-	-	-	-	-	309,351	-	-	-	309,351

Conversion sweetener on convertible debentures	-	-	-	-	-	-	116,881	-	-	-	116,881
Net income, year ended December 31, 2005	-	-	-	-	-	-	-	-	-	2,068,551	2,068,551
Balance at December 31, 2005	-	$-	26,373,861	$26,373	4,212,441	$(271,686)	$8,044,105	$(873,831)	$1,610,329	$(4,884,000)	$3,651,290

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 and 2005 (continued)

					Common Stock		Additional	Deferred	Common	Unrealized Gain/Loss		Total Stockholders’
	Preferred Stock		Common Stock		Subscribed		Paid-In	Stock	Stock	Investment	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Warrants	Security	Deficit	(Deficit)

Balance at December 31, 2005	-	$-	26,373,861	$26,373	4,212,441	$(271,686)	$8,044,105	$(873,831)	$1,610,329	$-	$(4,884,000)	$3,651,290
Stock issued for subscribed stock			1,406,240	1,407	(1,406,240)	(1,407)	-	-	-	-	-	-
Stock issued for professional services	-	-	68,553	69	-	-	39,765	-	-	-	-	39,834
Stock issued in exchange for notes receivable	-	-	-	-	-	275,898	-	-	-	-	-	275,898
Stock issued for conversion of notes payable	-	-	1,281,707	1,282	22,028	22	534,109	-	-	-	-	535,413
Stock issued for conversion of accrued expense	-	-	48,649	48	585,427	586	283,199	-	-	-	-	283,833
Stock issued for conversion of accounts payable	-	-	18,333	18	-	-	8,232	-	-	-	-	8,250
Stock issued for employee compensation	-	-	5,000	5	-	-	2,078	-	-	-	-	2,083
Unrecorded stock adjustment	-	-	49,750	50	3,010	3	(7,053)	-	-	-	-	(7,000)
Subscribed stock cancelled related to Strategy Corp	-	-	-	-	(83,333)	(83)	(49,917)	-	-	-	-	(50,000)
Stock warrant issued for debt services	-	-	-	-	-	-	-	-	1,013,049	-	-	1,013,049
Stock warrant issued for equity services	-	-	-	-	-	-	(120,230)	-	120,230	-	-	-
Stock warrant issued for consulting services	-	-	-	-	-	-	-	-	256,949	-	-	256,949
Employee stock option amortization	-	-	-	-	-	-	349,190	873,831	-	-	-	1,223,021
Note payable beneficial conversion feature value as a result of Laurus note payable modification	-	-	-	-	-	-	638,258	-	-	-	-	638,258
Unrealized loss on investment securities	-	-	-	-	-	-	-	-	-	(376,250)	-	(376,250
Net loss, year ended December 31, 2006	-	-	-	-	-	-	-	-	-	-	(9,856,537)	(9,856,537
Balance at December 31, 2006	-	$-	29,252,093	$29,252	3,333,333	$3,333	$9,721,736	$-	$3,000,557	$(376,250)	$(14,740,537)	$(2,361,909)

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2006	2005

Operating Activities:
Net income (loss)	$(9,856,537)	$2,068,551
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	299,969	109,211

Leasehold improvement impairment	-	123,230
Provision for doubtful accounts	1,262,934	412,945
Amortization of deferred compensation	1,223,021	41,819
Non cash interest expense	1,715,338	227,793
Stock options issued for consulting services	-	309,351
Stock warrant issued for consulting services	256,949	-
Stock issued for professional services	39,834	4,230
Stock issued for employee compensation	2,083	-
Stock cancelled related to acquisition	(50,000)	(116,669)
Amortization of stock warrant issued for debt services	30,239	34,399
Stock issued for equity services	-	4,000
Gain on forgiveness of debt	-	(1,000)
Changes in operating assets and liabilities:
Contracts receivable	(2,045,310)	(8,032,657)
Unbilled revenue and deferred revenue, net	737,335	(3,304,659)
Prepaid expenses	80,291	(129,651)
Other receivables	3,239	(55,532)
Other non current assets	6,775	(46,350)

Accounts payable - trade	(751,389)	3,358,505
Accounts payable - related party	219,467	-
Accrued expenses	1,025,002	940,766
Withholding taxes payable	5,587	(177,974)
Net cash used in operating activities	(5,795,173)	(4,229,692)

Investing Activities:
Investment in certificate of deposit	-	(279,728)
Proceeds from investment in certificate of deposit	100.000	139,728
Notes receivable	275,000	(335,000)
Purchases of property and equipment	(180,342)	(999,342)
Net cash provided by (used in) investing activities	194,658	(1,474,342)

Financing Activities:
Repayments of notes payable - related party	(17,578)	(23,950)
Repayments of notes payable	(11,291,092)	(57,831)
Repayments of bank line of credit	(100,000)	(334,597)
Proceeds from bank line of credit	-	309,582
Proceeds from sale of common stock	-	1,055,150
Proceeds from issuance of notes payable	16,812,955	4,924,805
Proceeds from issuance of notes payable - related party	-	2,876
Proceeds from issuance of convertible debenture notes	-	400,000
Net cash provided by financing activities	5,404,285	6,276,035

Net (decrease) increase in cash and cash equivalents	(196,230)	572,001
Cash and cash equivalents at beginning of year	683,346	111,345
Cash and cash equivalents at end of year	487,116	683,346

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$1,523,422	$125,134
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended
	December 31,
	2006	2005
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Stock issued for conversion of accounts payable	$8,250	$24,467
Stock issued for conversion of accrued expense	283,833	152,750
Note payable related party issued for conversion of accrued expense	-	11,666
Note payable issued for purchase of property and equipment	29,000	5,000
Stock issued in exchange for note receivable	275,898	-
Accounts receivable offset with accounts payable	525,000	-
Stock issued for conversion of notes payable	535,413	2,500
Stock issued in exchange for convertible debentures	-	400,000
Deferred compensation reversal	9,450	-
Stock issued for other non current asset	-	7,500
Unrealized loss on investment for-sale-securities	376,250	-
Warrant issued for credit facility	912,667	-
Warrant issued for equity advisory services	120,230	290,700
Accounts receivable other issued for deferred revenue	-	437,500
Note payable beneficial conversion feature value	638,258	-
Stock adjustment	7,000	-
Receivable for MBI Financial, Inc. stock	875,000	-

The accompanying notes are an integral part of the consolidated financial statements.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

1. HISTORY AND NATURE OF BUSINESS

RG America, Inc. (“RG” or the “Company”), formerly known as Invvision Capital, Inc. (“Invvision”) is a publicly-traded company that provides a broad array of fee-based services that address clients' risk management needs for their real estate assets. This is accomplished by addressing procedures and costs associated with the risk of a possible loss such as loss control activities and purchasing traditional insurance products. RG also addresses the consequences of a loss after it has occurred by adjusting claims, restoring property and minimizing business interruption costs.

Effective as of December 30, 2003, RG acquired all of the capital stock of Restoration Group America 2003, Inc., a Texas corporation (“RGA 2003”) and its wholly-owned subsidiaries in a transaction that was accounted for as a combination of entities under common control. The wholly-owned subsidiaries of RGA 2003 that were acquired included: (i) RG Insurance Services, Inc., a Texas corporation (“RGIS”) which is a general insurance agency, (ii) RG Risk Management, Inc., a Texas corporation (“RGRM”) which is engaged in the business of providing claims management services, (iii) RG Restoration, Inc., a Texas corporation (“RGR”) which is engaged in the business of performing commercial property restoration services and (iv) Restoration Group America, Inc., a Texas corporation (“RGA”) which holds the intellectual property rights to the proprietary PropertySMARTSMSM program. The entities sometimes referred to herein as RGIS, RGRM, RGR and RGA are now indirect wholly-owned subsidiaries of RG America, Inc.

According to the terms of the Acquisition Agreement between RG and RGA 2003, in April 2004, RG issued 13,333,333 shares of our common stock to the shareholders of RGA 2003 as follows: 10,000,000 shares once the Amended and Restated Articles of Incorporation were declared effective and 3,333,333 shares upon the satisfaction of certain conditions. As a result of this issuance, 3,333,333 shares were unissued subject to the satisfaction of certain additional conditions. In June 2004, the required conditions were met and the Company has recorded the 3,333,333 shares as Common Stock Subscribed.

Additional RGA Companies that support the Company’s primary business lines are:

•	CTFD, Inc. - Rental of construction, site remediation and restoration equipment.

•	CTFD Marine, Inc. - Ownership of marine equipment.

•	Urban Logic, Inc. - Non-operating entity.

•	RG Florida GC, Inc. - General contractor entity for Florida operations.

•	RG Florida SC, Inc. - Subcontractor entity for Florida operations.

•	Invvision Funding Inc. - Non-operating entity.

•	RG Industries, Inc. - Non-operating entity.

•	Practical Business Solutions 2000, Inc. - Non-operating entity.

•	Restoration Group America, 2003, Inc. - holding company for Intellectual Property.

•	Restoration Group America, Inc. - holding company for employees, payroll, rents, overhead.

•	Total Professional Restoration, Inc. dba Remediation Group.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

On August 10, 2004, RG acquired all of the common stock of Practical Business Solutions 2000, Inc. (“PBS”). The aggregate purchase price was $350,000, which was purchased with 166,667 restricted shares of RG’s common stock. The terms included (1) an agreement by the stockholders of PBS to escrow 55,555 shares of common stock shares for a period of two years to satisfy certain potential indemnifiable claims and (2) and an agreement by RG granting piggyback registration rights for the resale of 5,850 of the purchase consideration shares.

On December 16, 2004, RG determined that as a result of a material impairment of PBS, it would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation had been significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 was impaired and RG recorded this amount as an Impairment of Goodwill. Additionally, PBS net book assets of $144,661 were written off and charged to Impairment of Subsidiary. On March 16, 2005, the 55,556 shares of RG’s common stock shares at $2.10 per share (post-split) held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment of $116,669.

On October 12, 2005, RGA acquired all of the common stock of Total Professional Restoration, Inc. (TPR) (“Seller”). The aggregate purchase was $750,000 plus the balance of the Company's outstanding debt to the Seller. The terms included (1) purchase price of $750,000 paid by the issuance of one million eight Hundred Seventy Five Thousand (1,875,000) restricted shares of the Company's $0.001 par value common stock ("Common Stock"), based upon a share price of forty cents ($0.40) per share, that will vest ratably to Seller over five year’s of employment with RGA, and (2) at Seller's sole option , the option to convert the outstanding debt totaling $255,754 owed by the Company to Seller into restricted shares of the Company's Common Stock based upon a share price of thirty cents ($0.30) per share. The option period was for ninety (90) days subsequent to the transaction date and expired without being exercised. All of the $255,754 owed to Seller was paid by December 31, 2006. However, since the fair market value of the Company’s stock was $0.45 per share as determined by recent private offerings of stock, RG recorded the purchase price at $843,750. When recording this transaction, $843,750 was recorded as deferred compensation and will be amortized over the seller’s five year employment agreement with RGA. Subsequently in September 2006, the remaining balance of this deferred compensation was fully expensed as a result of the accelerated vesting of employee stock options.

Additionally, on the transaction date, the Company entered into an employment agreement with Mr. Jerod Yates, the previous sole owner of Seller. The acquisition and employment agreements are filed on Form 8-K.

Effective October 31, 2005, the Company entered into a Security Agreement with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). In connection with the Minimum Borrowing Note and the Revolving Note, the Company issued to Laurus a common stock purchase warrant ("Warrant") to purchase up to 2,962,963 shares of the Company’s $0.001 par value per share common stock ("Common Stock") at $0.78 per share with a seven year term. Additionally, the Company and Laurus entered into a registration rights agreement ("Registration Rights Agreement") covering the registration of the Common Stock underlying the Minimum Borrowing Note and the Warrant.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The Minimum Borrowing Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The Minimum Borrowing Note is due together with any unpaid and accrued interest thereon, on October 31, 2008 (“Maturity Date”). Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Minimum Borrowing Note and accrued interest into Common Stock at an exercise price of $0.71 per share. Additionally, the Company has the option, but not the obligation, to prepay the Minimum Borrowing Note by paying Laurus one hundred thirty percent (130%) of the principal amount of the Minimum Borrowing Note plus accrued and unpaid interest. As a result of the Minimum Borrowing Note, the Company obtained $4,907,805 of proceeds, net of $841,195 of expenses. Of the $841,195 of expenses, $396,195 was paid to the Company's financial agent, Spencer Clarke, LLC for financial agent fees, $418,000 was paid to Laurus Capital Management, LLC for management, due-diligence and documentation fees, $25,000 was paid to Synergy Structures, for financial agent fees, and $2,000 was paid to Loeb & Loeb LLP for escrow fees. The Company has recorded this note under current liabilities because the agreement with Laurus requires that monies borrowed are returned within 210 days.

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

The Security Agreement includes among other things, a stock pledge agreement, a guaranty from the Company and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The Security Agreement also includes a funding formula that determines a maximum amount of funds that the Company can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula. Laurus elected the option to override the formula and advanced the Company $250,000 on October 31, 2005. The advance has an interest rate of prime plus five percent (5.0%) and is payable with the outstanding balance of the Minimum Borrowing Note.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

2. GOING CONCERN

The accompanying consolidated financial statements of RG have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred net losses, which have resulted in a significant accumulated deficit at December 31, 2006. Although the Company had a net loss of $9,856,537 for the year ended December 31, 2006, the Company previously had net income of $2,068,551 for the year ended December 31, 2005. At December 31, 2006, current liabilities exceeded current assets by $3,362,616, stockholders’ deficit was $2,361,909 and RG had an accumulated deficit of $14,740,537.

The ability of RG to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for RG to become profitable is highly uncertain, and the Company cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of RG, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of RG common stock.

As of December 31, 2006, the Company has drawn $9,525,169 of its $10,000,000 credit facility with Laurus. Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, the Company has been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. The Company has been significantly challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of the Company’s accounts receivable. Typically, the Company’s contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended. Additionally, the ability of the Company to commence new projects has been impacted by the above.

The Company is nearing the completion of several projects and has received significant payments from certain customers. With the collection of these proceeds, additional capacity under the Laurus credit facility was provided for not only existing projects, but new projects in the Company’s pipeline and backlog. However, because of the significant delay in advancing projects due to capital constraints as discussed above, a significant portion of the Company’s accounts receivable that have been financed with Laurus previously had become ineligible due to the time the accounts receivable had been outstanding. As a result, even though the Company received significant accounts receivable payments from customers in September 2006, there was no capacity to receive additional funding from Laurus based upon the ineligible accounts receivable. Accordingly, the Company structured an amendment of the agreement whereby Laurus agreed to “over-advance” payments to the Company in accordance with project requirements.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

On March 8, 2007, the Company received a written Notice of Default in relation to $1,600,000 of Promissory Notes (Notes”) that became due and payable on January 31, 2007. The Notes are issued to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). The Notes are subordinated to existing Senior Indebtedness of the Company to Laurus Master Fund, Ltd. (“Laurus”).

The Company has been negotiating with the Holders in relation to a retraction of the Notice of Default or receiving a forbearance agreement until certain events occurred. However, the Company has been unable to reach an agreement with the Holders to resolve the Notice of Default and do not have the financial capacity to repay the Notes at this time. Although the Company is currently in discussion with a third party with respect to the repayment of the Notes by such third party, there is no assurance that we will be able to reach an agreement on terms reasonably acceptable to the Company.

On March 30, 2007, the Company and certain of our wholly-owned subsidiaries entered into a Consulting Agreement (“Agreement”) with Fireline Restoration, Inc., a wholly owned subsidiary of Home Solutions of America, Inc. (“Consultant”). The Company is a borrower under a certain loan transaction (“Loan”) with Laurus Master Fund, Ltd. (“Lender”) and is not currently in compliance with the obligations with respect to the Loan, and Consultant is in the business of providing restoration and other construction services.

The Agreement specifies that Consultant will provide consulting services to the Company and to outsource any and all construction and related duties and services under RG’s currently existing and future construction contracts and projects (collectively, the “Construction Contracts”).  Additionally, the Company is in the process of assigning to the Consultant one or more of the Construction Contracts, and will assign to the Consultant additional Construction Contracts upon obtaining the proper consent from the customers to the respective contracts. As a result of the Agreement, the estimated remaining revenue from the Construction Contracts will be captured by the Consultant.

The consulting services to be provided by the Consultant will consist of the complete and total outsourcing of any and all functions, rights, preferences, rights to payment and obligations under the Construction Contracts.  In connection with the Consulting Services, the Consultant shall have the power and authority, for itself and in the stead and on behalf of us, to do any or all of the following:

•	Control completely the projects contemplated by the Construction Contracts;

•	Deal directly with the customers, suppliers, and subcontractors under the Construction Contracts;

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

•	Negotiate directly with the customers, suppliers, and subcontractors regarding payment and pricing under the Construction Contracts;

•	Process payment applications and payroll applications on behalf of the Company with respect to the Construction Contracts, and make determinations as to the proper payment thereof;

•
Deal directly with Lender for additional advances and funding, under the Loan and otherwise, that may be necessary in connection with the performance of the Construction Contracts, including without limitation, arranging for Lender to make such additional advances on RG’s behalf, which advances may be funded directly to the Consultant; and

•	To do all other things the Consultant reasonably deems necessary to carry out and perform the Construction Contracts and the terms of this Agreement.

As a result of the above Agreement, we will shift our core business focus to function primarily as a financial and insurance services company with a specific focus on our proprietary, patent pending, PropertySMART® program, a property and casualty insurance solution for the multi-family housing and commercial property industries.  RG’s insurance divisions include a multi-lines general agency, licensed to write property, casualty, small business, employee benefits and other related coverage’s with a specific focus on its PropertySMART® program.  This innovative insurance product saves the policy holder money, reduces loss exposure for the carrier, and provides a higher level of service to all parties.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying balance sheet and related statements of operations, changes in stockholders’ equity and cash flows include all adjustments necessary for fair presentation in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of RG and RGA 2003 and their subsidiaries listed previously as of December 31, 2006, and all significant intercompany transactions, accounts and balances have been eliminated.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements include the impairment of goodwill, the valuation for non-cash issuances of common stock, the allowance for doubtful accounts, revenue recognition for construction contracts and insurance premiums and the valuation allowance for deferred tax assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Contracts Receivable

Contracts receivable result from the performance of remediation and reconstruction services based on both fixed-price and negotiated contract prices. In accordance with terms of some contracts, a certain percentage of the total contract price is withheld pending customer acceptance at the completion of the contract. Accordingly, these amounts have been classified as “retainage” and are included as a component of contracts receivable. The Company estimates the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Management reviews the customer accounts on a routine basis to determine collectibility and if an account should be charged off. The Company generally does not require collateral.

Value of Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns more than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information; GAAP requires the exercise of judgment in making this assessment, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during either the years ended December 31, 2006 and 2005, respectively.

Property and Equipment

Fixed assets greater than $1,000 are recorded at cost and depreciated over their useful lives, which range from three to seven years, using the straight-line method. Maintenance and repair expense are expensed as incurred. Leasehold improvements have useful expected lives of the lesser of useful life or lease agreement with expected renewals. Machinery and equipment have useful expected lives from 3 - 5 years. Furniture and fixtures have useful expected lives of 3 years.

Accounting for the Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of contracts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of the Company’s rights and obligations are estimated based on the current rates offered to it for similar maturities. Based on prevailing interest rates and the short-term maturity of all of the Company’s notes receivable and indebtedness, management believes that the fair value of RG’s rights and obligations approximates book value at December 31, 2006.

Goodwill

Goodwill represents the excess purchase price over the fair market value of the net assets acquired. In accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is subject to annual impairment tests. On December 16, 2004, the Company determined that as a result of a material impairment of PBS, it would wind down and close the PBS operation. As a result, the Company believes that the PBS valuation was significantly impaired and as a result of its impairment analysis, the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 was impaired and RG recorded this amount as Impairment of Goodwill.

On March 16, 2005, the 55,556 shares of common stock held in escrow related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005 as reflected in the accompanying Consolidated Statement of Operations as of December 31, 2005.

Revenue Recognition - Construction

The majority of revenues are generated through the successful bidding and execution of remediation and reconstruction contracts. The Company performs work under fixed price as well as negotiated contracts. The contract period varies with approximately ninety percent of the contracts being completed within twelve months of the start date. The Company recognizes revenues from contracts on the percentage of completion method, measured by multiplying the contract amount, including change orders, by the proportion of costs incurred to date, to estimated total costs for each contract. Contracts in progress are valued at cost plus accrued profit, less billings to date on uncompleted contracts. This method is used because management considers it to be the best available measure of progress on contracts in process. Allocated job costs include all direct material, labor costs and sub-contracting expenses and various direct costs which can be specifically allocated to individual contracts. Unallocated contract costs as well as general and administrative expenses are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined without reference to percentage completion. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs as well as income and are recognized in the period in which revisions are determined. The liability account Deferred Revenue in the accompanying Consolidated Balance Sheet includes those amounts that have been billed out to the customer but the revenue has not yet been earned.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Revenue Recognition - Insurance

Insurance premiums collected are primarily for terms of one year.  The Company recognizes commission revenue ratably over the course of the year as the commissions are earned and defer revenue recognition on commissions not yet earned.  The liability account Deferred Revenue in the accompanying consolidated balance sheet includes those amounts that would have to be paid to the insurance carrier if an insurance policy was cancelled. Insurance revenue represented 0.2% and 0.7% of total revenues in 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this transition method, compensation cost recognized for the year ended December 31, 2006, includes the applicable amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). In September, 2006, the Company concluded an evaluation on the impact of accelerating the vesting of the Company’s employee stock options to simplify the accounting requirements related to SFAS No. 123(R). In September 2006, the Company vested all outstanding employee stock options. As result of the accelerated vesting of employee stock options, the Company expensed the remaining unvested Black-Scholes valuation balance of $252,320 of compensation cost of all stock based employee payments. Results for periods prior to January 1, 2006, have not been restated. The compensation cost recognized for the twelve months ended December 31, 2006 was $358,640 as a result of implementing SFAS No. 123(R), including $252,320 of stock based payments above. In addition, as result of the accelerated vesting of employee stock options, the Company expensed the remaining balance of $714,093 of deferred stock compensation.

The Company’s computations for employee grants were made using a Black-Scholes model using the following weighted average assumptions: 2006- expected life of 4.90 years; risk free rate of 4.87%; no dividends during the expected life; and a volatility of 178.42%. The weighted average fair value of options granted in 2006 was $0.64; expected life of 3.41 years; risk free rate of 4.14%; no dividends during the expected life; and a volatility of 162.63%. The weighted average fair value of options granted in 2005 was $0.36.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

If the computed fair values of all the Company’s stock-based awards were amortized to expense over the vesting period of the awards as specified under SFAS No. 123(R), net income would have been:

Year Ended December 31, 2005

Net income from continuing operations, as reported (thousands)	$2,069

Add stock-based compensation expenses Included in net income (thousands)	42

Less total stock-based employee compensation expense determined under the fair value based method for all awards (thousands)	199

Pro forma net income (thousands)	$1,912

Earnings per share:

Basic - as reported	$0.08

Diluted - as reported	$0.07

Basic and diluted - pro-forma	$0.07

Basic weighted average outstanding shares	26,036,864
Diluted weighted average outstanding shares	27,901,621

Income Taxes

Income taxes are accounted for under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation reserves are provided for the deferred tax assets when, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

	Year Ended December 31,
	2006	2005
Net income (loss), as reported (numerator)	$(9,856,537)	$2,068,551
Net income (loss), for diluted earnings per share - income available to shareholders after assumed conversion as reported (numerator)	$(9,856,537)	$2,099,387
Weighted average number of common shares outstanding (denominator) - basic	31,915,763	26,036,864
Effect of dilutive securities:
Employee stock options	-	1,393,216
Warrants	-	41,686
Convertible debentures	-	429,855
Weighted average number of common shares outstanding (denominator) - dilutive	31,915,763	27,901,621
Net income (loss) per share - basic	$(0.31)	$0.08
Net income (loss) per share - diluted	$(0.31)	$0.07

The number of outstanding employee stock options, warrants and any contingently issuable shares that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for these periods presented because of their impact was anti-dilutive for the periods presented are as follows: 25,604,338 for the year ended December 31, 2006 and 5,335,184 for the year ended December 31, 2005.

Accumulated Other Comprehensive Income

As of the date of these consolidated financial statements, the Company had a component of other comprehensive loss as defined by SFAS No. 130 “Accumulated Other Comprehensive Income (Loss)” other than its net loss. The $376,250 other comprehensive loss for 2006 is a result of the Company’s investment in MBI Financial, Inc’s. common stock decreasing in value based on the stock market value as of December 31, 2006.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Reclassifications

Certain amounts in the year ended December 31, 2005 financial statements have been reclassified to conform to the 2006 presentation.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109, or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely that not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The Company adopted FIN 48 on January 1, 2007 and its adoption did not result in a material cumulative-effect adjustment.

4.	CONTRACTS

A) CONSTRUCTION CONTRACTS

Construction contracts receivable were comprised of the following at December 31, 2006:

Contract receivables billed:
Completed contracts	$5,430,424
Contracts in progress	5,680,927
Retainage	218,104
Less: Allowance for doubtful accounts	(1,645,826)
$9,683,629

The asset account, “Unbilled revenue”, represents revenues recognized in excess of amounts billed. The liability account “Deferred revenue” represents billings in excess of revenues recognized.

Balances at December 31, 2006 were comprised of the following:

Costs incurred on uncompleted contracts	$18,656,824
Estimated earnings	6,538,309
25,195,133
Less: Billings to date	(23,080,783)
$2,114,350
Balance sheet presentation:
Unbilled revenue	$2,776,643
Deferred revenue	(662,292)
$2,114,351

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

B) INSURANCE CONTRACTS

Insurance receivable		$3,287
Balance sheet presentation:
Unbilled		$-
Deferred revenue		(19,815)
	$	(19,815)

5.  MARKETABLE SECURITIES AND NOTES RECEIVABLE

In June 2002, a third party issued the Company a promissory note for $20,000. On December 31, 2006, the outstanding balance of the promissory note is $16,000. There is no stated interest rate or due date. In addition, there is no collateral on this promissory note.

In June 2004, the Company received from a corporation, which is a strategic partner of RG, a warrant to purchase 333,333 shares of their common stock through June 2009 at a price of $19.50 per share in exchange for current and ongoing strategic financial services. No value was assigned to the warrant since the exercise price of $19.50 per share significantly exceeds the fair market value of the stock price per share on the measurement date.

In December 2005, the Company entered into a consulting service agreement with a third party unrelated client in which the Company was to provide services over a one year period in exchange for 700,000 shares in the client’s common stock. These shares were received in 2006 and at December 31, 2006, are recorded as Investment In Available-for-Sale Securities at their fair market value of $210,000 or $0.30 per share, as determined by the market price as indicated by the publicly traded stock price. The company recognized an aggregate $586,250 of revenue on a monthly basis from December 2005 through November 2006 as a result of the consulting service agreement.

On December 5, 2005, a third party issued the Company a secured promissory note for $335,000. This note was granted in conjunction with the Company’s agreement to provide consulting services and the receipt of 700,000 shares of the above client’s common stock. The rate of interest is 15% per annum and computed on the basis of a 365 day year for the actual number of days lapsed. The principal plus all accrued but previously unpaid interest is due and payable on the earliest of i) February 5, 2006, ii) immediately prior to the closing of the acquisition of a majority of stock of the third party by another entity by means of a transaction or a series of related transactions, iii) the closing of a financing the third party which results in at least $500,000 in net proceeds to the third party, or iv) the closing of the sale of all or substantially all of the assets of the third party, unless the third party stockholders of record prior to such acquisition or sale set forth in ii) and iv) above shall hold at least 50% of the voting power of the acquiring or surviving entity immediately after such acquisition or sale. This note receivable is secured by a pledge of shares representing 51% of the outstanding shares of the third party and 400,000 shares of RG America, Inc. common stock registered in the name of Rea Brothers, Ltd. As of December 31, 2006, this note has $60,000 principal outstanding and $19,885 interest accrued.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

6. IMPAIRMENT

On August 10, 2004, RG acquired all of the common stock of Practical Building Solutions Inc (“PBS”). The aggregate purchase was $350,000, which payment consisted of 166,667 restricted shares of RG’s common stock.

On December 16, 2004, the Company determined that as a result of a material impairment of PBS, the Company would wind down and close the PBS operation. As a result of the loss of the key employee as related to PBS, its valuation was significantly impaired and the entire goodwill recorded from the acquisition of PBS in the amount of $401,033 was impaired and the Company recorded this amount as Impairment of Goodwill. Additionally, PBS’ net book assets of $144,661 were written off and charged to Impairment of Subsidiary in the Statement of Operations for the year ended December 31, 2004.

On March 16, 2005, the 55,556 shares of our common stock held in escrow as related to the acquisition of PBS were cancelled. This transaction was recorded as a recovery of impairment of $116,669 in the first quarter of 2005 as reflected in the accompanying Consolidated Statement of Operations.

7. PROPERTY AND EQUIPMENT

Property and equipment were as follows at December 31, 2006:

Leasehold improvements	$403,434
Machinery and equipment	919,973
Furniture and fixtures	78,669
Accumulated depreciation	(450,188)
$951,888

8. DEBT

SHORT-TERM DEBT

Our short-term debt at December 31, 2006 consisted of the following:

Bank Line of Credit

$40,000 bank line of credit, dated April 26, 2005, bearing interest at the bank’s prime rate plus 1.25 percent (9.5% at December 31, 2006), with an open ended payment term.	$40,000

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

On May 17, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $40,000 and $40,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility is $40,000 at December 31, 2006. The revolving line of credit facility is fully secured by a $40,000 certificate of deposit.

On July 28, 2005, RG entered into a revolving line of credit facility with a bank in the amount of $100,000 and $100,000 was received by the Company against the facility. The outstanding balance of this revolving line of credit facility was $100,000 but paid in full in July 2006.

Notes payable - Related Party

$75,000 unsecured promissory note dated October 2003, bearing interest at 10% per annum and due on demand.	$19,336
$15,000 unsecured promissory note dated October 2003, bearing interest at 9.2% - monthly payments of $432 - due March 2007	4,977
$5,000 unsecured promissory note dated July 30, 2004, bearing interest at 10% per annum and due on demand.	5,000
$17,000 unsecured promissory note dated January 9, 2006, non interest bearing - monthly payments of $500 - due August 2007	5,500
$12,000 unsecured promissory note dated April 3, 2006, bearing interest at 10.0% - monthly payments of $550 - due March 2008	7,812
Less: Current portion	(39,369)
Long term portion	$3,256

In October 2003, the Company executed a $75,000 unsecured promissory note, of which $19,336 was outstanding at December 31, 2006. The promissory note is with a former officer of RG, bears interest of 10% per annum and is due on demand. (See Related Party Transactions Note 14).

In October 2003, the Company executed a $15,000 unsecured promissory note, of which $4,977 was outstanding at December 31, 2006. The promissory note is with an officer of RG. The interest rate is 9.2% per annum with monthly principal and interest payments of $432 and is due March of 2007. (See Related Party Transactions Note 14).

In July 2004, the Company executed a $5,000 unsecured promissory note, of which $5,000 is outstanding at December 31, 2006. The promissory note is with an officer of RG, bears interest of 10% per annum and is due on demand. (See Related Party Transactions Note 14).

In January 2006, the Company had received $24,000 of property and equipment from a related third party in the form of $7,000 cash and a non interest bearing note of $17,000 with monthly payments of $500 until the note is paid in full. The outstanding principal balance of this note was $5,500 as of December 31, 2006. (See Related Party Transactions Note 14).

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

In April 2006, the Company had received $12,000 of property and equipment from a related third party and in the form of a 10% per annum interest bearing note and is due March 2006. The outstanding principal balance of this note was $7,812 as of December 31, 2006. (See Related Party Transactions Note 14).

Notes payable

$17,000 unsecured promissory note dated February 26, 2005, non- interest bearing and no defined repayment date.	$17,000
$5,000 unsecured promissory note dated August 9, 2005, bearing interest at 10% per annum and due January 2006.	5,000
$10,000,000 secured revolving note dated October 31, 2005, bearing interest at prime plus 2% (but never less than 6%) per annum and due October 31, 2008.	9,525,169
Less: Un-amortized debt discount on $10,000,000 secured revolving note dated October 31, 2005.	1,053,842
$1,600,000 unsecured promissory note dated May 2006, bearing interest at 12% - 18 % per annum and due January 2007.	1,600,000
$10,093,327

Through May 2004, the Company had received $185,100 of proceeds in the form of a loan from an unrelated third party. The Company is accruing interest at the rate of 10% per annum for 90 days from June 15, 2004 and 18% subsequently. On February 9, 2005, $2,500 of this loan was converted into 4,167 shares of the Company’s common stock. The outstanding principal balance of this note was $182,600 as of December 31, 2005. In 2006, the outstanding principal balance of $182,600 was assumed by two unrelated third parties in exchange for monies owed the Company for stock subscriptions.

On August 8, 2004, through a previous acquisition, the Company assumed an $8,099 unsecured promissory note from an unrelated party. The Company was accruing interest at the rate of 8% per annum. In March 2006, the Company repaid the obligation through the issuance of 22,028 shares of RG common stock in exchange for the retirement of the promissory note plus accrued interest of $1,814.

On February 5, 2005, the Company received $7,000 of proceeds and on February 26, 2005 the Company received $10,000 of proceeds in the form of a loan from an unrelated third party. This loan is a non-interest bearing note and does not have a defined repayment date. The outstanding principal balance of this note was $17,000 as of December 31, 2006.

On August 9, 2005, the Company had received $5,000 of property and equipment from an unrelated third party and in the form of a 10% per annum interest bearing note and is due January 2006. The outstanding principal balance of this note was $5,000 as of December 31, 2006.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Effective October 31, 2005, the Company entered into a Security Agreement with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible minimum borrowing note ("Minimum Borrowing Note") and a secured revolving note up to a maximum of $10,000,000 ("Revolving Note"). In connection with the Minimum Borrowing Note and the Revolving Note, the Company issued to Laurus a common stock purchase warrant ("Warrant") to purchase up to 2,962,963 shares of the Company’s $0.001 par value per share common stock ("Common Stock") at $0.78 per share with a seven year term. The Company evaluated the warrant issuance in accordance with FAS No. 123 and utilized the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $1,155,230 and recorded this amount to debt discount and common stock warrants. The Company amortized $64,179 of the debt discount in 2005 and recorded this cost to interest expense, resulting in $1,091,051 in un-amortized debt discount on December 31, 2005. Additionally, the Company and Laurus entered into a registration rights agreement ("Registration Rights Agreement") covering the registration Common Stock underlying the Minimum Borrowing Note and the Warrant.

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

The Revolving Note has an interest rate of Prime plus two percent (2.0%) and shall not be any time less than six percent (6.0%). The interest rate was 10.25% at December 31, 2006. The Revolving Note is due together with any unpaid and accrued interest hereon, on the Maturity Date. Laurus shall have the option, but not the obligation, at any time until the Maturity Date to convert all or any portion of the Revolving Note and accrued interest into Common Stock at an exercise price of $0.71 per share.

The Security Agreement includes among other things, a stock pledge agreement, a guaranty from the Company and all of its subsidiaries and certain covenants and obligations in order to secure the funds obtained from the above mentioned items. The Security Agreement also includes a funding formula that determines a maximum amount of funds that the Company can be advanced at any point in time and an allowance for Laurus to override the formula and advance registrant funds over the funding formula. Laurus elected the option to override the formula and advanced the Company $250,000 on October 31, 2005. The advance has an interest rate of prime plus five percent (5.0%) and is payable with the outstanding balance of the Minimum Borrowing Note. The interest rate was 13.25% at December 31, 2006. At December 31, 2006, no funds were available for additional borrowing under the Revolving Note.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Effective February 15, 2006 ("Effective Date"), the Company amended and restated the Security Agreement dated October 31, 2005 with Laurus Master Fund, Ltd. ("Laurus") for the sale by the Company to Laurus of a $1,400,000 secured convertible Minimum Borrowing Note, a secured Revolving Note up to a maximum of $10,000,000, a common stock purchase warrant ("Original Warrant") to purchase up to 2,962,963 shares of RG’s $0.001 par value per share Common Stock and a Registration Rights Agreement covering the registration of Common Stock underlying the Minimum Borrowing Note and the Warrant. As a result of the Minimum Borrowing Note amendment, the Company obtained an additional $5,539,479 of proceeds, net of $203,805 of expenses which was paid to the Company’s financial advisor, Spencer Clarke. The indebtedness is classified as current in accordance with EITF 95-22 “Balance sheet classification of borrowings outstanding under revolving credit agreements that include both a subjective acceleration clause and a lock-box agreement”.

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

The Company evaluated the modification to the restated security agreement in accordance with EITF No. 96-19 and No. 05-07 and determined the modification resulted in a substantial change. The Company evaluated the new arrangement under EITF 00-27 and noted there is a beneficial conversion feature of $638,258 related to Minimum Borrowing Note that was recorded as a debt discount. This amount was calculated as the difference between the effective conversion price of $0.40 calculated under EITF 00-27 and the $0.45 fair market value of the Company's common stock at the transaction date. The effective conversion amount was calculated based on the $5,000,000 Minimum Borrowing Note and the debt discount related to the warrants issued in 2005 of $150,446. The warrants issued in 2006 were related to the Revolver Note and were therefore not included in the calculation of the beneficial conversion on the Minimum Borrowing Note. The debt discount is being amortized over the remaining life of the debt through October 2008 and during the year ended December 31, 2006, the Company amortized to interest expense $206,206 of the amount resulting in a debt discount balance of $432,052 as of December 31, 2006.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

In January through March 2006, the Company borrowed an additional $5,743,284 and repaid $2,535,919 to Laurus in accordance with terms of the secured revolving note.

In April through June 2006, the Company borrowed an additional $5,374,276 and repaid $4,338,301 to Laurus in accordance with terms of the secured revolving note.

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

In May 2006, the Company commenced a bridge loan transaction in the amount of $2,000,000 through the private placement of Promissory Notes (“Notes”) to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). This private placement was arranged by our financial advisor on the transaction, Spencer Clarke, LLC (“Spencer Clarke”). Effective June 30, 2006, the Company concluded the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated to existing senior indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as of December 31, 2006 and no fees or commissions were paid in connection with the issuance of the warrants to Spencer Clarke. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount was amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon a premium equal to 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements. Additionally, the Company issued a warrant to Spencer Clarke for their financial advisory assistance with this bridge note placement for 60,606 warrants exercisable at $1.39 per share with the warrants expiring on June 30, 2008. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $30,239 and recorded this amount to interest expense and common stock warrants.   The $1.39 per share was based upon a premium equal to 125% of the fair market value price of common stock plus 5% when the agreement was made as indicated on the over the counter stock exchange.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Effective August 30, 2006, the Company executed a modification and extension agreement (the “Agreement”) in relation to the $1,600,000 of Promissory Notes (“Notes”) as discussed above.

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

Effective October 31, 2006, the Company executed a second modification and extension agreement (the “Agreement”) in relation to the $1,600,000 of Promissory Notes (“Notes”) as discussed above.

The Agreement modifies the terms of the Notes as follows:

•	The maturity date of the Notes was extended to January 31, 2007.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

•
The interest rate on the Notes was increased from 15% per annum to 18% per annum effective August 31, 2006. The increased interest rate is only applicable from November 1, 2006 until either January 31, 2007 or such earlier time that the Notes are repaid in full.

•
In consideration of the second agreement, the warrants to purchase shares of the Company’s common stock that were previously issued to the Note Holders solely in connection with the issuance of the Notes, shall be amended as follows:

i)	The exercise period will be four (4) years from November 1, 2006 through November 1, 2010.

ii)	The exercise price shall be changed to $0.32 per share.

iii)	A cashless option shall be added to the Warrants.

iv)
Additional Warrants will be issued to the Note Holders to reflect a ration of 100% warrant coverage to the amount of the borrowed funds. In total, $1,600,000 of funds were loaned to the Company by the Note Holders and the total warrant coverage will now be 1,600,000 warrants divided among the Warrant Holders based upon the amount of their respective investment

v)	Piggy-back registration rights will be granted to the warrants.

•
The Company will pay the Note Holders twenty five percent (25%) of the accrued interest due and payable as of October 31, 2006 upon the execution of this Second Agreement. The remaining seventy five percent (75%) of accrued interest due and payable as of October 31, 2006 will be paid on January 31, 2007.

The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $105,214 and recorded this amount to prepaid interest and common stock warrants. As of December 31, 2006, $70,143 of this prepaid interest was expensed to interest expense. The $0.32 per share was based upon the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange.

In July through September 2006, the Company borrowed an additional $807,110 and repaid $178,000 to Laurus in accordance with terms of the secured revolving note. The Company amended their agreement with Laurus to include an “over borrowing” feature, and had an outstanding balance of $10,095,950 on the secured revolving note as of September 30, 2006.

In October through December 2006, the Company borrowed an additional $3,668,090 and repaid $4,238,871 to Laurus in accordance with terms of the secured revolving note. The Company amended their agreement with Laurus to include an “over borrowing” feature, and had an outstanding balance of $9,525,169 on the secured revolving note as of December 31, 2006.

See Subsequent Events Note for further discussion of the Notes.

9. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 300,000,000 shares of common stock, $.001 par value per share, of which 29,252,093 were issued and outstanding at December 31, 2006. The Company is also authorized to issue up to 35,000,000 shares of preferred stock, $.001 par value per share, of which none were issued and outstanding at December 31, 2006. Additionally, the Company had 3,333,333 common shares subscribed but not issued at December 31, 2006 and these have been recorded as Common Stock Subscribed.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Issuances of Common Stock

On March 10, 2006, the Company issued 33,333 shares of RG’s common stock at approximately $0.30 per share related to an unrecorded 2004 stock transaction. The share price of $0.30 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a previous private placement offering in 2004.

In May 2006, Laurus converted $525,000 of the Minimum Borrowing Note balance into 1,281,707 shares of the Company’s common stock at the amended agreement rate of $0.41 per share.

In May 2006, the Company issued 33,333 shares of common stock in exchange for outstanding compensation owed an officer at $0.45 a share and accrued compensation was reduced $15,000. The share price of $0.45 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a recent private placement offering at the time the salary was earned.

In May and June 2006, the Company issued 68,083 shares of RG’s common stock to several individuals as a correction for unrecorded issuances. The average share price was approximately $0.30 and was determined by a combination of contracted stock price and fair market value, based at the time that the issuances should have been made, and was recorded as a debit to paid in capital and stock compensation.

In June 2006, the Company issued 15,316 shares of common stock in exchange for outstanding compensation owed an employee at $0.45 a share and accrued compensation was reduced $6,892. The share price of $0.45 was utilized as the fair market value on the issuance date based upon the price of common stock sold in a recent private placement offering at the time the salary was earned.

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

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Common Stock Subscribed

On March 31, 2006, the Company subscribed 11,334 shares of RG’s common stock in order to correct an error in the amount of common stock issued related to a 2005 stock transaction. There was no effective share price for the issuance as it reflected a correction of a transfer agent error and was recorded as a reclassification between paid in capital and common stock subscribed.

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

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

In May 2006, the Company commenced a bridge loan transaction in the amount of $2,000,000 through the private placement of Promissory Notes (“Notes”) to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). This private placement was arranged by our financial advisor on the transaction, Spencer Clarke, LLC (“Spencer Clarke”). Effective June 30, 2006, the Company concluded the transaction and in total, issued $1,600,000 of Notes and received $1,424,000 of proceeds, net of $176,000 of expenses paid to Spencer Clarke. The terms of the Notes include the payment of interest at a rate of 12% per annum with a maturity date equal to the earlier of: (i) August 30, 2006, or (ii) closing and partial funding of a subordinated debt facility up to $25,000,000 or at least $3,000,000 of our equity or equity-linked securities, or (iii) upon or after the occurrence of an Event of Default as defined in the Notes. The Notes are subordinated existing Senior Indebtedness of the Company to Laurus Master Fund, Ltd. In consideration of this Note, the Company issued 50% warrant coverage on the Notes or 606,060 warrants exercisable at $1.32 per share with the warrants expiring on June 30, 2008, to Holders. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. None of the warrants have been exercised as of December 31, 2006 and no fees or commissions were paid in connection with the issuance of the warrants to Spencer Clarke. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $308,358 and recorded this amount to debt discount and common stock warrants. The debt discount was amortized over the life of the loan through August 30, 2006 and recorded as interest expense.   The $1.32 per share was based upon a premium equal to 125% of the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange. All of the Holders are “accredited investors” as defined in the Securities Act and are now existing creditors of the Company. The underlying common stock from the exercise of the warrants shall not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements. The Company issued a warrant to Spencer Clarke for their financial advisory assistance with this bridge note placement for 60,606 warrants exercisable at $1.39 per share with the warrants expiring on June 30, 2008. The warrants are exercisable on a cash basis only and have “piggy-back” registration rights. The issuance of the warrants was made in reliance of the Securities Act, which provide for exemptions from the registration requirements of the Securities Act for transactions not involving a public offering. The Company valued the warrant utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $30,239 and recorded this amount to interest expense and common stock warrants.   The $1.39 per share was based upon a premium equal to 125% of the fair market value price of common stock plus 5% when the agreement was made as indicated on the over the counter stock exchange.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

In September 2006, the Company issued a three year stock warrant for consulting services, to a former employee to purchase a total of 375,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $174,345 and recorded this amount to stock compensation and common stock warrants. The share price of $0.60 was utilized as the fair market value on the grant date based upon the price of common stock sold in a recent private placement offering at the time consulting agreement was negotiated.

In September 2006, the Company corrected a three year warrant transaction from September 30, 2005 for equity related consulting services to a third party to purchase a total of 12,646 shares of the Company’s common stock at an exercise price of $0.47 per share. The Company valued the warrants utilizing the Black Scholes method. As a result of its evaluation, the Company determined that the warrant valuation was $4,039 and recorded this amount to additional paid in capital and common stock warrants. The share price of $0.45 was utilized as the fair market value on the grant date to agree to with the original stock warrant corrected.

In October 2006, the Company entered into a second modification and extension agreement with the holders of the $1,600,000 bridge note loan in return for the following modifications to the original warrants issued in June 2006: i) the exercise period will be four (4) years from November 1, 2006 through November 1, 2010, ii) the exercise price shall be changed to $0.32 per share, iii) a cashless option shall be added to the Warrants, iv) additional Warrants will be issued to the Note Holders to reflect a ration of 100% warrant coverage to the amount of the borrowed funds. In total, $1,600,000 of funds were loaned to the Company by the Note Holders and the total warrant coverage will now be 1,600,000 warrants divided among the Warrant Holders based upon the amount of their respective investment, and v) piggy-back registration rights will be granted to the warrants. The Company valued the warrants utilizing the Black Scholes method to determine valuation. As a result of its evaluation, the Company determined that the warrant valuation was $105,214 and recorded this amount to prepaid interest and common stock warrants. As of December 31, 2006, $70,143 of this prepaid interest was expensed to interest expense. The $0.32 per share was based upon the fair market value price of common stock when the agreement was made as indicated on the over the counter stock exchange.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

The following table summarizes activity related to options:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	4,468,336	$0.37
Granted	83,333	0.67
Exercised	-	-
Forfeited	260,000	0.30
Balance at December 31, 2006	4,291,669	$0.38

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The Company’s computations for employee grants in 2006 were made using a Black-Scholes model using the following weighted average assumptions: expected life of 4.90 years; risk free rate of 4.87%; no dividends during the expected life; and a volatility of 178.42%. The weighted average fair value of options granted in 2006 was $0.64.

All but 241,666 options to purchase RG’s common stock at December 31, 2006 have been issued with exercise prices equal to or greater than fair market value on the date of issuance. The Company recorded stock compensation expense of $358,640 related to options for the year ended December 31, 2006, including the one time $252,320 expense related to the accelerated vesting of options discussed above. Previously, the Company recorded expense for options that vest pro rata on a straight line basis. In addition, as result of the accelerated vesting of employee stock options, the Company expensed the remaining balance of $714,093 of deferred stock compensation.

The terms of options to purchase our common stock are summarized below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.30 - $0.91	4,291,669	7.28 Years	$0.38	4,291,669	$0.38

In April 2006, 83,333 employee stock options were granted to an employee who is an officer at a strike price of $0.67 per share. The stock option’s per share price was based upon a five day trailing average of the fair market value as indicated on the stock market.

In December 2006, 260,000 employee stock options were forfeited due to employee terminations.

10. INCOME TAXES

There was no income tax during 2006 and 2005 due to the Company’s net loss.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The Company’s tax expense differs from the “expected” tax expense (benefit) for the years ended December 31, (computed by applying the Federal Corporate tax rate of 34% to the loss before taxes), as follows:

	2006	2005
Computed “expected” tax expense (benefit)	$(3,351,223)	$703,307
Change in valuation allowance	3,351,223	(703,307)
	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

Deferred tax assets:
Net operating losses	$2,497,291
Allowance for doubtful accounts	608,956
Accrued compensation and director fees	529,087
Stock option compensation expense	452,518
Investment in marketable securities	139,213
4,227,065
Deferred tax liabilities:
Depreciation expense	(285,640)
Net deferred tax asset	3,941,425
Valuation allowance	(3,941,425
Net deferred taxes	$-

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized in the future. Based on such evaluation, management has recorded a full valuation allowance for the Company’s net deferred tax assets. Net operating loss carry-forwards aggregate approximately $6,749,000 and expire in the years through 2026.

11. LEASE COMMITMENTS

Effective September 1, 2005, the Company signed a 26 month lease and relocated the corporate headquarters to 1507 Capital Avenue #101, Plano, TX 75074. The premises consist of approximately 6,636 square feet of office and warehouse space. Base rent of $4,000 per month started November 1, 2005, with a total of $104,000 paid over the life of the lease.

Additionally, the Company has a non-cancelable equipment lease that is treated as an operating lease for financial statement purposes.

The Company has various building leases associated with the storm business in Florida and Mississippi that are treated as operating leases for financial statement purposes.

In addition, the Company has several auto leases that are treated as operating leases for financial statement purposes. The Company is leasing three vehicles from Rea Brothers for general business purposes. In 2006, the Company paid Rea Brothers $25,640 in lease payments.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Rental expense charged to operations under operating leases for the years ended December 31, 2006 and 2005 was $508,400 excluding sublease income of $0 and $128,994 excluding sublease income of $11,674, respectively.

The future minimum lease payments for the non-cancelable operating lease are as follows:

Year ended December 31:	Amount
2007	$188,022
2008	104,080
2009	9,018
2010	4,959
Thereafter	-
Total	$306,079

12. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

The Company is subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in accounts payable as of December 31, 2006.

The Company has accrued $97,307 of withholding taxes payable as of December 31, 2007. Of this amount, $89,842 represents unpaid past due Federal payroll taxes and related penalties and interest. Of this liability, $25,113 is for RGA and the Company has structured an installment agreement with the Internal Revenue Service to pay the entire amount. In addition, with the acquisition of PBS, the Company assumed PBS’s $64,729 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest

The Company recorded $150,000 of Other Expense in 2005 related to the anticipated settlement of a lawsuit with a shareholder from Invvision Capital, Inc.

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

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The Company is obligated under various employment agreements with members of executive management that provide for annual compensation and transportation allowances along with other general employee benefits. Additionally, certain agreements require payments if the agreements are terminated early.

In August 2005, the Company received correspondence from the SEC. The correspondence related to SEC Staff comments, in the ordinary course of business, regarding the Company’s Form 10-KSB for the year ended December 31, 2004 and the Company’s Form 10-QSB for the three months ended March 31, 2005. The Company replied to the SEC comments before the end of August 2005. On October 13, 2005, the Company received correspondence from the SEC regarding our response made in August 2005. The Company replied to the SEC comments before the end of November 2005. In January 2006, the Company received correspondence from the SEC regarding our response made in November 2005. The Company replied to the SEC comments before the end of February 2006. In July 2006, the Company received correspondence from the SEC regarding our response made in February 2006. The Company replied to the SEC comments before the end of September 2006. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing. (See Subsequent Events Note 15)

The Company is obligated under a five year consulting service agreement with the Company’s Chairman of the Board that provides for monthly payment of $10,000 per month. (See Related Party Transaction Note 14)

Effective July 1, 2006, the Company entered into a consulting agreement with J2 Capital Inc., whose principal is the Company’s former Chief Executive Officer, and who is also the son of the Company’s Chairman of the Board, and the brother of our Chief Operating Officer. The terms of the agreement include $11,000 per month for consulting services and a commission based upon a percentage of revenue. (See Related Party Transaction Note 14)

13. CONCENTRATIONS OF RISK

The Company sells its services to customers in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

Our financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents, contracts receivable, and accounts payable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000. At December 31, 2006, the uninsured deposits totaled $454,347.

Suppliers representing over 10% of purchases were as follows:

	2006	2005
Klydesdale Construction	11%	0%
Texano Construction	11%	18%

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Customers representing over 10% of revenues were as follows:
	2006	2005
The Manors at Inverrary	30%	0%
Land’s End Condos	12%	12%
Anatole Bay Condo Association	18%	0%
Pier 8 Condominium Association	12%	0%
Pinnacle Entertainment	1%	27%

The majority of our revenue for 2006 was derived from services provided in the states of Florida, Louisiana, and Mississippi.

14. RELATED PARTY TRANSACTIONS

In January, 2006, the Company received $17,000 of property from a related party in return for a non-interest bearing note with monthly principal payments of $500. The outstanding principal balance of this note was $5,500 as of December 31, 2006.

The Chairman of the Board earns $10,000 per month for consulting services. In addition, the Chairman of the Board earns a commission based upon a percentage of revenue. For January through March 2006, $39,712 in consulting services and $28,981 in commissions were paid to the Chairman resulting in a consulting services balance due of $9,231 and a commission balance due of $70,788 at March 31, 2006. For April through June 2006, $32,308 in consulting services and $23,077 in commission were paid to the Chairman resulting in a consulting services balance due of $9,231 and a commission balance due of $47,999 at June 30, 2006. For July through September 2006, $18,417 in consulting services and $15,385 in commission were paid to the Chairman resulting in a consulting services balance due of $18,462 and a commission balance due of $61,695 at September 30, 2006. For October through December 2006, $32,307 in consulting services and $26,923 in commission were paid to the Chairman resulting in a consulting services balance due of $20,769 and a commission balance due of $34,772 at December 31, 2006.

Effective July 1, 2006, the Company entered into a consulting agreement with J2 Capital Inc., whose principal is the Company’s former Chief Executive Officer, and who is also the son of the Company’s Chairman of the Board, and the brother of our Chief Operating Officer. The terms of the agreement include $11,000 per month for consulting services and a commission based upon a percentage of revenue. For July through September 2006, $20,308 in consulting services and $53,846 in commission were paid to J2 Capital Inc., resulting in a consulting services balance due of $12,292 and a commission balance due of $171,713 at September 30, 2006. For October through December 2006, $35,539 in consulting services and $94,230 in commissions were paid to J2 Capital Inc., resulting in a consulting services balance due of $10,154 and a commission balance due of $77,482 at December 31, 2006.

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

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The Company is leasing three vehicles from Rea Brothers, Ltd. (“Rea Brothers”), a Company controlled by our Chairman of the Board, for general business purposes. In January through March 2006, the Company paid Rea Brothers $4,266 in lease payments. In April through June 2006, the Company paid Rea Brothers $8,532 in lease payments. In July through September 2006, the Company paid Rea Brothers $4,266 in lease payments. In October through December 2006, the Company paid Rea Brothers $4,266 in lease payments.

In April, 2006, the Company received $12,000 of property from a related party and in return for a 10% interest bearing note with monthly payments of $550. The outstanding principal balance of this note was $7,812 as of December 31, 2006.

In June 2006, the Company’s Chief Operating Officer, who is also a Director, forgave $64,606 of commissions due and payable in relation to second quarter 2006 storm related business. In June 2006, the Company’s former Chief Executive Officer and a former Director, forgave $64,606 of commissions due and payable in relation to second quarter 2006 storm related business. In June 2006, the Company’s Chairman of the Board, who is also the father of the Company’s former Chief Executive Officer and the Company’s Chief Operating Officer, forgave $23,493 of commissions due and payable in relation to second quarter 2006 storm related business. In June 2006, the Company’s Chief Financial Officer, forgave $35,239 of commissions due and payable in relation to second quarter 2006 storm related business. As a result of the above items, the Company’s directors and officers forgave a total of $187,944 of commissions in relation to second quarter 2006 storm related business. This was originally recorded to commission expense and accrued liabilities, and as result of the forgiveness, was recorded as a reduction to commission expense and accrued liabilities.

15. SUBSEQUENT EVENTS

On March 8, 2007, the Company received a written Notice of Default in relation to $1,600,000 of Promissory Notes (Notes”) that became due and payable on January 31, 2007. The Notes are issued to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). The Notes are subordinated to existing Senior Indebtedness of the Company to Laurus Master Fund, Ltd. (“Laurus”).

The Company has been negotiating with the Holders in relation to a retraction of the Notice of Default and or receiving a forbearance agreement until certain events occurred. However, the Company has been unable to reach an agreement with the Holders to resolve the Notice of Default and do not have the financial capacity to repay the Notes at this time. Although the Company is currently in discussion with a third party with respect to the repayment of the Notes by such third party, there is no assurance that we will be able to reach an agreement on terms reasonably acceptable to the Company.

On March 30, 2007, the Company and certain of our wholly-owned subsidiaries entered into a Consulting Agreement (“Agreement”) with Fireline Restoration, Inc., a wholly owned subsidiary of Home Solutions of America, Inc. (“Consultant”). The Company is a borrower under a certain loan transaction (“Loan”) with Laurus Master Fund, Ltd. (“Lender”) and is not currently in compliance with the obligations with respect to the Loan, and Consultant is in the business of providing restoration and other construction services.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The Agreement specifies that Consultant will provide consulting services to the Company and to outsource any and all construction and related duties and services under RG’s currently existing and future construction contracts and projects (collectively, the “Construction Contracts”).  Additionally, the Company is in the process of assigning to the Consultant one or more of the Construction Contracts, and will assign to the Consultant additional Construction Contracts upon obtaining the proper consent from the customers to the respective contracts. As a result of the Agreement, the estimated remaining revenue from the Construction Contracts will be captured by the Consultant.

The consulting services to be provided by the Consultant will consist of the complete and total outsourcing of any and all functions, rights, preferences, rights to payment and obligations under the Construction Contracts.  In connection with the Consulting Services, the Consultant shall have the power and authority, for itself and in the stead and on behalf of us, to do any or all of the following:

•	Control completely the projects contemplated by the Construction Contracts;

•	Deal directly with the customers, suppliers, and subcontractors under the Construction Contracts;

•	Negotiate directly with the customers, suppliers, and subcontractors regarding payment and pricing under the Construction Contracts;

•	Process payment applications and payroll applications on behalf of the Company with respect to the Construction Contracts, and make determinations as to the proper payment thereof;

•
Deal directly with Lender for additional advances and funding, under the Loan and otherwise, that may be necessary in connection with the performance of the Construction Contracts, including without limitation, arranging for Lender to make such additional advances on RG’s behalf, which advances may be funded directly to the Consultant; and

•	To do all other things the Consultant reasonably deems necessary to carry out and perform the Construction Contracts and the terms of this Agreement.

As a result of the above Agreement, the Company will shift its core business focus to function primarily as a financial and insurance services company with a specific focus on our proprietary, patent pending, PropertySMART® program, a property and casualty insurance solution for the multi-family housing and commercial property industries.  RG’s insurance divisions include a multi-lines general agency, licensed to write property, casualty, small business, employee benefits and other related coverage’s with a specific focus on its PropertySMART® program.  This innovative insurance product saves the policy holder money, reduces loss exposure for the carrier, and provides a higher level of service to all parties.

Additionally, the Company has determined that the Agreement will meet the disposition of assets criteria established by FAS 144 - “Accounting for the Impairment or Disposal of Long Lived Assets” and will record the Company’s construction operations as discontinued in its unaudited consolidated financial statements for the three months ended March 31, 2007 to be included in its March 31, 2007 Form 10-QSB.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

On March 29, 2007, the Company received correspondence from the SEC regarding our response made in September 2006. The Company responded to the SEC comments on the filing date of the December 31, 2006 Form 10-KSB with the SEC. The Company cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

On May 9, 2007, J. Kenneth Dunn resigned as a director of the Company for personal reasons. There were no disagreements with the Company on any matter related to the Company’s operations, policies or practices.

