Form 10QSB
period 2007-03-31
RG America, Inc.
filed 2007-05-24
CIK 1088401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 29,252,093 shares outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

RG AMERICA, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Filed herewith are the following unaudited financial statements:

Consolidated Balance Sheet at March 31, 2007

Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006

Notes to Consolidated Financial Statements

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS
March 31,
2007
Current assets:
Cash and cash equivalents	$206,245
Investment in certificate of deposit	40,000
Accounts receivable	56,511
Prepaid expenses	4,955
Other receivables	150
Notes receivable	29,261
Real estate owned	67,974
Investment in available-for-sale securities	385,000
Assets of discontinued operations, net	13,750,668
Total current assets	14,540,764

Property and equipment, net of
accumulated depreciation of $405,668	520,122
Other non-current assets	17,475

Total assets	$15,078,361

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
March 31,
2007
Current liabilities:
Bank overdraft	$3,509
Accounts payable, trade	1,158,542
Accrued expenses	741,301
Withholding taxes payable	108,232
Deferred revenue	19,455
Bank line-of-credit	40,000
Notes payable - related parties	36,352
Notes payable	1,600,000
Liabilities of discontinued operations, net	14,710,151
Total current liabilities	18,417,542

Long-term debt - related party	2,894
Total liabilities	18,420,436

Commitments and contingencies	-

STOCKHOLDERS' DEFICIT

Stockholders' equity
Preferred stock, $.001 par value, 35,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.001 par value, 300,000,000 shares
authorized, 29,252,093 issued and outstanding	29,252
Common stock subscribed, 3,333,333 shares	3,333
Additional paid in capital	9,721,736
Common stock warrants	3,000,557
Accumulated other comprehensive loss	(201,250)
Accumulated deficit	(15,895,703)

Total stockholders' deficit	(3,342,075)

Total liabilities and stockholders' deficit	$15,078,361

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$292,437	$229,142
Cost of revenues	4,030	32,422
Gross profit	288,407	196,720

Operating expenses:
Selling, general and administrative	176,858	129,312
Compensation, payroll taxes and benefits	465,697	225,888
Stock compensation	-	99,336
Consulting and contract labor	196,400	131,722
Professional	164,117	191,060
Rent	25,516	13,727
Depreciation	57,102	144,349
Total operating expenses	1,085,690	935,394

Loss from continuing operations	(797,283)	(738,674)

Other expense:
Other income, net	1,912	-
Interest and financing cost, net	(122,798)	(179,988)
Total other expense	(120,886)	(179,988)

Net Loss from continuing operations	$(918,169)	$(918,662)
Discontinued operations:
Income (loss) from discontinued operations	(236,997)	1,784,283
Net income (loss)	$(1,155,166)	$865,621
Other comprehensive income (loss):
Unrealized gain on investment in available- for-sale securities	175,000	-
Total comprehensive income (loss)	$(980,166)	$865,621

Income (loss) from continuing operations per share - basic and diluted	$(0.03)	$(0.03)
Income (loss) from discontinued operations per share - basic and diluted	$(0.01)	$0.06
Net income (loss) per share - basic and diluted	$(0.04)	$0.03

Basic weighted average outstanding shares	32,585,426	30,601,177
Diluted weighted average outstanding shares	32,585,426	30,601,177

The accompanying notes are an integral part of the consolidated financial statements.

RG AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating Activities:
Net income (loss)	$(1,155,166)	$865,621
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	71,309	144,349
Provision for doubtful accounts	-	196,847
Amortization of deferred compensation	-	50,200
Non-cash interest expense	202,623	262,414
Stock options issued for employee services	-	49,136
Changes in operating assets and liabilities:
Contracts receivable	2,099,376	(8,140,741)
Unbilled revenue and deferred revenue, net	(1,644,925)	1,292,973
Prepaid expenses	(765,634)	(7,843)
Other receivables	4,944	(46,184)
Increase in note receivables
Other current assets	-	46,350
Bank overdraft	3,509	63,156
Accounts payable - trade	1,074,737	1,019,114
Accounts payable - related party	(219,467)	-
Accrued expenses	(806,689)	718,756
Withholding taxes payable	10,925	562
Net cash used in operating activities	(1,124,458)	(3,485,290)

Investing Activities:
Investment in certificate of deposit	-	(740)
Proceeds from note receivable	50,624	-
Real estate owned	(67,974)	-
Cash from discontinued operations	(665)	(406)
Purchases of property and equipment	-	(178,837)
Net cash used in investing activities	(18,015)	(179,983)

Financing Activities:
Repayments of notes payable - related party	(3,379)	(519)
Repayments of notes payable	(2,214,500)	(2,535,919)
Proceeds from issuance of notes payable	3,079,481	5,539,479
Net cash provided by financing activities	861,602	3,003,041

Net decrease in cash and cash equivalents	(280,871)	(662,232)
Cash and cash equivalents at beginning of period	487,116	683,346
Cash and cash equivalents at end of period	$206,245	$21,114

Cash paid during the period for interest	$889,064	$217,406

Supplemental Disclosure of Non-cash Transactions:
Stock issued for conversion of accrued expense	-	261,942
Note payable issued for purchase of property and equipment	-	17,000
Stock issued for conversion of notes payable	-	9,913
Unrealized loss on investments available-for-sale securities	175,000	-
Net assets and (liabilities) of discontinued operations (net of cash)	(958,818)	5,747,216
Warrant issued for equity credit facility	-	569,238
Receivable for deferred revenue	-	437,500

The accompanying notes are an integral part of the consolidated financial statements.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has previously incurred net losses, which have resulted in a significant accumulated deficit at March 31, 2007. The Company had a net loss of $1,155,166 for the three months ended March 31, 2007, compared to net income of $865,621 for the three months ended March 31, 2006. In addition, at March 31, 2007, current liabilities exceeded current assets by $3,876,778, stockholders’ deficit was $3,342,075 and RG had an accumulated deficit of $15,895,703.

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

As of March 31, 2007, the Company has drawn $10,390,151 of its $10,000,000 credit facility with Laurus (see discussion of “over-advance” feature discussed below). Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, the Company has been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. The Company has been significantly challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of the Company’s accounts receivable. Typically, the Company’s contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended. Additionally, the ability of the Company to commence new projects has been impacted by the above.

Because of the significant delay in advancing projects due to capital constraints as discussed above, a significant portion of the Company’s accounts receivable that have been financed with Laurus previously had become ineligible due to the time the accounts receivable had been outstanding. As a result, there was no capacity to receive additional funding from Laurus based upon the ineligible accounts receivable. Accordingly, the Company structured an amendment of the agreement whereby Laurus agreed to “over-advance” payments to the Company in accordance with project requirements.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

As a result, on March 30, 2007, the Company and certain of its wholly-owned subsidiaries entered into a Consulting Agreement (“Agreement”) with Fireline Restoration, Inc., a wholly owned subsidiary of Home Solutions of America, Inc. (“Consultant”). As a result of the Agreement, the Company will shift its core business focus to function primarily as a financial and insurance services company with a specific focus on its proprietary, patent pending, PropertySMART® program, a property and casualty insurance solution for the multi-family housing and commercial property industries.  RG’s insurance divisions include a multi-lines general agency, licensed to write property, casualty, small business, employee benefits and other related coverage with a specific focus on its PropertySMART® program.  This innovative insurance product saves the policy holder money, reduces loss exposure for the carrier, and provides a higher level of service to all parties.

Additionally, the Company determined that the Agreement meets the disposition of assets criteria established by SFAS 144 - “Accounting for the Impairment or Disposal of Long Lived Assets” and the Company’s construction operations have been recorded as discontinued. (See Note 7 - Discontinued Operations)

The Company cannot provide assurance that it will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If the Company fails to make any required payment under the agreements and related documents governing indebtedness or fails to comply with the financial and operating covenants contained in them, the Company would be in default. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of RG to continue as a going concern.

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

The number of outstanding employee stock options, warrants and any contingently issuable shares that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for these periods presented because of their impact was anti-dilutive for the periods presented are as follows: 25,604,338 for the three months ended March 31, 2007 and 7,313,665 for the three months ended March 31, 2006.

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

Reclassifications

Certain amounts in the three months ended March 31, 2006 financial statements have been reclassified to conform to the 2007 presentation.

Accumulated Other Comprehensive Income

As of the date of these consolidated financial statements, the Company had a component of other comprehensive loss as defined by SFAS No. 130 “Accumulated Other Comprehensive Income (Loss)” other than its net loss. The $175,000 other comprehensive income for 2007 is a result of the Company’s investment in the common stock of MBI Financial, Inc. The $175,000 represents the increase in valuation based on the common stock market value as of March 31, 2007.

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

4. DEBT

SHORT-TERM DEBT

Significant current period changes in short-term debt at March 31, 2007 consisted of the following:

Notes payable
For the three months ended March 31, 2007, the Company borrowed an additional $3,079,481 and repaid $2,214,500 to Laurus in accordance with terms of the secured revolving note. The Company amended their agreement with Laurus to include an “over borrowing” feature, and had an outstanding balance of $10,390,151 on the secured revolving note as of March 31, 2007. As of March 31, 2007, the Laurus note payable has been reclassified to the balance sheet account “Liabilities from Discontinued Operations, Net”. (See Note 7 - Discontinued Operations)

On March 8, 2007, the Company received a written Notice of Default in relation to $1,600,000 of Promissory Notes (Notes”) that became due and payable on January 31, 2007. The Notes are issued to several “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (“Holders”). The Notes are subordinated to existing Senior Indebtedness of the Company to Laurus Master Fund, Ltd. (“Laurus”).

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

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

5. COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in accounts payable as of March 31, 2007. The Company is unaware of any material claims, proceedings or lawsuits as of March 31, 2007.

On March 29, 2007, the Company received correspondence from the SEC regarding our response made in September 2006. The Company responded to the SEC comments on the filing date of the 2006 Form 10-KSB with the SEC. The Company cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

6. RELATED PARTY TRANSACTIONS

The Chairman of the Board earns $10,000 per month for consulting services. In addition, the Chairman of the Board earns a commission based upon a percentage of revenue. Effective July 1, 2006, the commission portion of the consulting agreement was terminated. For the three months ended March 31, 2007, $18,462 in consulting services and $15,385 in accrued commissions was paid to the Chairman resulting in an accrued consulting services balance due of $32,308 and an accrued commission balance due of $19,388 at March 31, 2007.

Effective July 1, 2006, the Company entered into a consulting agreement with J2 Capital Inc., whose principal is the Company’s former Chief Executive Officer, and who is also the son of the Company’s Chairman of the Board, and the brother of our Chief Operating Officer. The terms of the agreement include $11,000 per month for consulting services and a commission based upon a percentage of revenue. Effective July 1, 2006, the commission portion of the consulting agreement was terminated. For the three months ended March 31, 2007, $20,308 in consulting services and $40,387 in accrued commission was paid to J2 Capital Inc., resulting in an accrued consulting services balance due of $20,308 and an accrued commission balance due of $49,118 at March 31, 2007.

The Company is leasing three vehicles from Rea Brothers, Ltd. (“Rea Brothers”), a Company controlled by our Chairman of the Board, for general business purposes. For the three months ended March 31, 2007, the Company paid Rea Brothers $4,320 in lease payments.

7. DISCONTINUED OPERATIONS

On March 30, 2007, the Company and certain of its wholly-owned subsidiaries entered into a Consulting Agreement (“Agreement”) with Fireline Restoration, Inc., a wholly owned subsidiary of Home Solutions of America, Inc. (“Consultant”). The Company is a borrower under a certain loan transaction (“Loan”) with Laurus Master Fund, Ltd. (“Lender”) and is not currently in compliance with the obligations with respect to the Loan, and Consultant is in the business of providing restoration and other construction services.

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

RG America, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

The consulting services to be provided by the Consultant will consist of the complete and total outsourcing of any and all functions, rights, preferences, rights to payment and obligations under the Construction Contracts.  In connection with the Consulting Services, the Consultant shall have the power and authority, for itself and in the stead and on behalf of us, to do any or all of the following:

o	Control completely the projects contemplated by the Construction Contracts;

o	Deal directly with the customers, suppliers, and subcontractors under the Construction Contracts;

o	Negotiate directly with the customers, suppliers, and subcontractors regarding payment and pricing under the Construction Contracts;

o	Process payment applications and payroll applications on behalf of the Company with respect to the Construction Contracts, and make determinations as to the proper payment thereof;

o
Deal directly with Lender for additional advances and funding, under the Loan and otherwise, that may be necessary in connection with the performance of the Construction Contracts, including without limitation, arranging for Lender to make such additional advances on RG’s behalf, which advances may be funded directly to the Consultant; and

o	To do all other things the Consultant reasonably deems necessary to carry out and perform the Construction Contracts and the terms of this Agreement.

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

Additionally, the Company has determined that the Agreement meets the disposition of assets criteria established by SFAS 144 - “Accounting for the Impairment or Disposal of Long Lived Assets” and the Company’s construction operations have been recorded as discontinued.

The accompanying consolidated financial statements and related footnotes for all periods presented have been reclassified to reflect the discontinued operations.

8. SUBSEQUENT EVENTS

On May 9, 2007, J. Kenneth Dunn resigned as a director of the Company for personal reasons. There were no disagreements with the Company on any matter related to the Company’s operations, policies or practices.

Item 2. Management's Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-QSB and with our annual report on Form 10-KSB for the year ended December 31, 2006.

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

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of our business, that our Chief Executive Officer / Chief Financial Officer, Chief Operating Officer and other significant employees will remain employed as such by us, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting us. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

We have been negotiating with the Holders in relation to a retraction of the Notice of Default or receiving a forbearance agreement until certain events occurred. However, we have been unable to reach an agreement with the Holders to resolve the Notice of Default and do not have the financial capacity to repay the Notes at this time. Although we are currently in discussion with a third party with respect to the repayment of the Notes by such third party, there is no assurance that wet will be able to reach an agreement on terms reasonably acceptable to us.

On March 30, 2007, we and certain of our wholly-owned subsidiaries entered into a Consulting Agreement (“Agreement”) with Fireline Restoration, Inc., a wholly owned subsidiary of Home Solutions of America, Inc. (“Consultant”). We are a borrower under a certain loan transaction (“Loan”) with Laurus Master Fund, Ltd. (“Lender”) and are not currently in compliance with the obligations with respect to the Loan, and Consultant is in the business of providing restoration and other construction services.

The Agreement specifies that Consultant will provide consulting services to us and to outsource any and all construction and related duties and services under our currently existing and future construction contracts and projects (collectively, the “Construction Contracts”). Additionally, we are in the process of assigning to the Consultant one or more of the Construction Contracts, and will assign to the Consultant additional Construction Contracts upon obtaining the proper consent from the customers to the respective contracts. As a result of the Agreement, the estimated remaining revenue from the Construction Contracts will be captured by the Consultant.

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
•
Deal directly with Lender for additional advances and funding, under the Loan and otherwise, that may be necessary in connection with the performance of the Construction Contracts, including without limitation, arranging for Lender to make such additional advances on our behalf, which advances may be funded directly to the Consultant; and

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

Additionally, the Company has determined that the Agreement meets the disposition of assets criteria established by SFAS 144 - “Accounting for the Impairment or Disposal of Long Lived Assets” and the Company’s construction operations have been recorded as discontinued.

The accompanying consolidated financial statements and related footnotes for all periods presented have been reclassified to reflect the discontinued operations.

On March 29, 2007, we received correspondence from the SEC regarding our response made in September 2006. We responded to the SEC comments on the filing date of our 2006 Form 10-KSB with the SEC. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

On May 9, 2007, J. Kenneth Dunn resigned as a director of the Company for personal reasons. There were no disagreements with the Company on any matter related to the Company’s operations, policies or practices.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

	Three Months Ended
	March 31,
	2007	2006

Revenues	$292,437	$229,142
Cost of revenues	4,030	32,422
Gross profit	288,407	196,720

Operating expenses:
Selling, general and administrative	176,858	129,312
Compensation, payroll taxes and benefits	465,697	225,888
Stock compensation	-	99,336
Consulting and contract labor	196,400	131,722
Professional	164,117	191,060
Rent	25,516	13,727
Depreciation	57,102	144,349
Total operating expenses	1,085,690	935,394

Loss from continuing operations	(797,283)	(738,674)

Other expense:
Other income, net	1,912	-
Interest and financing cost, net	(122,798)	(179,988)
Total other expense	(120,886)	(179,988)

Net Loss from continuing operations	$(918,169)	$(918,662)
Discontinued operations:
Income (loss) from discontinued operations	(236,997)	1,784,283
Net income (loss)	$(1,155,166)	$865,621
Other comprehensive income (loss):
Unrealized gain on investment in available- for-sale securities	175,000	-
Total comprehensive income (loss)	$(980,166)	$865,621

Three Months Ended March 31, 2007 Compared To the Three Months Ended March 31, 2006

Note: the Results of Operations for the three months ended March 31, 2007 and 2006 have been adjusted to reflect discontinued operations. As a result, the discussion below reflects operations without the discontinued operations.

Revenue:
Operating revenue increased $63,295, or 28%, to $292,437 for the three months ended March 31, 2007, from $229,142 for the three months ended March 31, 2006. In 2007, the revenue is primarily from consulting services related to the Company being an expert witness for a lawsuit related to a third-party construction project. In 2006, the revenue was primarily from consulting revenue related to a twelve-month service agreement that was completed in 2006.

Cost of Sales:
Cost of sales decreased $28,392, or 88%, to $4,030 for the three months ended March 31, 2007, from $32,422 for the three months ended March 31, 2006. The cost of sales for 2007 related to the consulting services as an expert witness for a lawsuit as described previously under Revenue.

Operating Expenses:
Operating expenses increased $150,296 or 16%, to $1,085,690 for the three months ended March 31, 2007 from $935,394 for the three months ended March 31, 2006. The increase was primarily the result of $239,809 of increased compensation, offset by a $99,336 decrease in stock compensation. There was no stock compensation for 2007 as compared to 2006.

Other Expense:
Other expense decreased $59,102 or 33%, to $120,886 for the three months ended March 31, 2007 from $179,988 for the three months ended March 31, 2006. The decrease was primarily the result of decreased interest expense.

Discontinued Operations:
For the three months ended March 31, 2007, loss from discontinued operations was $236,997 as compared to income from discontinued operation of $1,784,283 for the three months ended March 31, 2006. The negative change reflects inadequate capital from the Laurus credit facility to complete jobs and the increased overhead required as a result of the length of the jobs being extended.

Other Comprehensive Income (Loss):
For the three months ended March 31, 2007, other comprehensive income was $175,000 as compared to zero for the three months ended March 31, 2006. The $175,000 reflects common stock held by the Company in MBI Financial, Inc. and the increase in value of the common stock in the stock market.

Liquidity and Capital Resources

Cash and cash equivalents were $206,245 at March 31, 2007 as compared to $487,116 at December 31, 2006 and working capital deficit was $3,876,778 at March 31, 2007 as compared to working capital deficit of $3,362,616 at December 31, 2006.

Decreased cash flow as of March 31, 2007 is directly related to the Company’s existing credit facility with Laurus. As of March 31, 2007, the Company has drawn over 100% of its $10,000,000 credit facility with Laurus. Additionally, the maximum advance rate allowed under the credit facility is 50% of allowable contract receivables. As a result of these constraints, the Company has been both financially and operationally challenged in relation to providing sufficient capital to fund projects and provide working capital for overhead requirements. The Company has been significantly challenged to complete existing projects with limited capital available, primarily because of the 50% advance rate and this has directly impacted the aging of the Company’s accounts receivable. Typically, the Company’s contracts are based upon insurance proceeds and because of the challenge of finishing the projects, the collection of the insurance proceeds timing has been extended. Additionally, the ability of the Company to commence new projects has been impacted by the above.

Because of the significant delay in advancing projects due to capital constraints as discussed above, a significant portion of the Company’s accounts receivable that have been financed with Laurus previously had become ineligible due to the time the accounts receivable had been outstanding. As a result, there was no capacity to receive additional funding from Laurus based upon the ineligible accounts receivable. Accordingly, the Company structured an amendment of the agreement whereby Laurus agreed to “over-advance” payments to the Company in accordance with project requirements.

On March 30, 2007, we and certain of our wholly-owned subsidiaries entered into a Consulting Agreement (“Agreement”) with Fireline Restoration, Inc., a wholly owned subsidiary of Home Solutions of America, Inc. (“Consultant”). We are a borrower under a certain loan transaction (“Loan”) with Laurus Master Fund, Ltd. (“Lender”) and are not currently in compliance with the obligations with respect to the Loan, and Consultant is in the business of providing restoration and other construction services.

The Agreement specifies that Consultant will provide consulting services to us and to outsource any and all construction and related duties and services under our currently existing and future construction contracts and projects (collectively, the “Construction Contracts”). Additionally, we are in the process of assigning to the Consultant one or more of the Construction Contracts, and will assign to the Consultant additional Construction Contracts upon obtaining the proper consent from the customers to the respective contracts. As a result of the Agreement, the estimated remaining revenue from the Construction Contracts will be captured by the Consultant.

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
•
Deal directly with Lender for additional advances and funding, under the Loan and otherwise, that may be necessary in connection with the performance of the Construction Contracts, including without limitation, arranging for Lender to make such additional advances on our behalf, which advances may be funded directly to the Consultant; and

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

Additionally, we determined that the Agreement meets the disposition of assets criteria established by SFAS 144 - “Accounting for the Impairment or Disposal of Long Lived Assets” and has recorded the Company’s construction operations as discontinued.

The accompanying consolidated financial statements and related footnotes for all periods presented have been reclassified to reflect the discontinued operations.

The Company cannot provide assurance that it will generate sufficient cash flow from its financial services operations or obtain additional financing to meet scheduled debt payments and financial covenants. If the Company fails to make any required payment under the agreements and related documents governing indebtedness or fails to comply with the financial and operating covenants contained in them, the Company would be in default. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of RG to continue as a going concern.

Operating Activities: Net cash used in operating activities was $1,124,458 for the three months ended March 31, 2007 compared to $3,485,290 net cash used in operating activities for the three months ended March 31, 2006. The decrease in cash used in operations resulted primarily from the collection of $2,099,376 of receivables in 2007 as compared to an increase in receivables of $8,140,741 in 2006.

Investing Activities: Net cash used in investing activities was $18,015 for the three months ended March 31, 2007 compared to $179,983 net cash used for the three months ended March 31, 2006. The change was primarily the result of zero purchases or property and equipment during the three months ended March 31, 2007 as compared to $178,837 during the three months ended March 31, 2006. For the three months ended March 31, 2007, the Company invested $67,974 in real estate owned with no similar investment for the three months ended March 31, 2006. Additionally, the Company collected $50,624 from a note receivable during the three months ended March 31, 2007 with no comparable amount during 2006.

Financing Activities: Net cash provided by financing activities was $861,602 for the three months ended March 31, 2007 compared to $3,003,041 for the three months ended March 31, 2006. The decrease was primarily the result of $2,459,998 reduction in proceeds from the credit facility with Laurus as a result of the Company being drawn down over 100% of its $10,000,000 credit facility with Laurus.

SHORT-TERM DEBT

Significant current period changes in short-term debt during the three months ended March 31, 2007 consisted of the following:

Notes payable

In January through December, 2007, the Company borrowed an additional $3,079,481 and repaid $2,214,500 to Laurus in accordance with terms of the secured revolving note. The Company amended their agreement with Laurus to include an “over borrowing” feature, and had an outstanding balance of $10,390,151 on the secured revolving note as of March 31, 2007. As of March 31, 2007, the Laurus note payable has been reclassified to the balance sheet account “Liabilities from Discontinued Operations, Net”.

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

The ability of RG to continue as a going concern is dependent on the ability to further implement its financial services business plan, obtain additional capital, and generate sufficient revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our ability to successfully implement our new business focus as a financial and insurance services company will be heavily dependent on securing additional capital to supplement the anticipated timeframe required for the business to achieve sufficient revenues and cash flows to cover our operating expenses. As a result, we are searching for an alternative means of securing additional capital, which may include the sale of additional shares of our common stock or the issuance of additional debt securities. Additionally, we require additional funds for working capital and for growth opportunities. However, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management or that the additional financing will be available when we require the funds.

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

Item 3. Controls and Procedures.

Bruce A. Hall, our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

We are subject to various unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, we have included all amounts in accounts payable as of March 31, 2007. The Company is unaware of any material proceedings, lawsuits or claims as of March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

NAME AND SIGNATURE	TITLE	DATE

/s/ Bruce A. Hall Bruce A. Hall /s/ Bruce A. Hall Bruce A. Hall	Principal Executive Officer Principal Financial Officer	May 23, 2007 May 23, 2007